Form 10QSB
period 1996-06-30
UNITED STATES EXPLORATION INC
filed 1996-08-20
CIK 847074

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended    June 30, 1996
                                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from
                                                  ------------------

                         Commission file number 0-18981
                                                -------

                         UNITED STATES EXPLORATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                      84-1120323
 ------------------------------                      -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

1901 New Street, Independence, Kansas                     67301
- ---------------------------------------                  --------
(Address of principal executive offices)                (Zip Code)

                                 (316) 331-8102
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 ---------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   XX     No
                                              ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class of Stock                               Amount Outstanding
      --------------                               ------------------
    $.0001 par value                         6,649,104 shares outstanding
      Common Stock                                 at August 15, 1996

                         UNITED STATES EXPLORATION, INC.

                                      Index

                                                                      Page
                                                                      ----


Part I - FINANCIAL INFORMATION


         Item 1.  Financial Statements.................................1 - 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...........................................8 - 9

Part II - OTHER INFORMATION...............................................10


SIGNATURES................................................................11

                United States Exploration, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                     ASSETS


                                               June 30,            March 31,
                                                1996                 1996
                                               -------             --------
CURRENT ASSETS
   Cash                                      $  169,714           $  169,965
   Restricted cash                                    -               74,697
   Accounts receivable                          329,086              384,571
   Due from related parties                      25,380               23,095
   Inventories                                  154,257              161,186
   Prepaid expenses and other                    59,820               25,081
                                             ----------           ----------
     Total current assets                       738,257              838,595


PROPERTY AND EQUIPMENT, AT COST
   Oil and gas property and equipment -
     full cost method                         8,127,977            8,208,034
   Natural gas gathering systems              1,237,564            1,269,221
   Building and equipment                       958,991            1,019,909
                                             ----------           ----------
                                             10,324,532           10,497,164

OTHER ASSETS
   Crude oil refinery held for sale           1,775,011            1,775,011
   Natural gas stripping plant held
     for sale, less valuation
     allowance of $44,000                        80,000               80,000
   Investment in joint ventures                 322,239              325,139
   Pipeline lease agreement, less
     accumulated amortization of
     $122,091 at March 31, 1996
     and $109,461 at June 30, 1996              585,217              597,847
   Goodwill                                      68,328               69,684
   Other                                         40,710               40,710
                                           ------------          -----------
                                              2,871,505            2,888,391
                                           ------------          -----------
                                           $ 13,934,294          $14,224,150
                                           ============          ===========


        The accompanying notes are an integral part of these statements.

                                    Page #1

                United States Exploration, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 30,           March 31,
                                                 1996                 1996
                                                --------          ----------

CURRENT LIABILITIES
   Current maturities of long-term debt        $ 1,214,222        $ 1,196,947
   Accounts payable and accrued liabilities        433,770            423,363
   Due to related parties                          193,764            175,926
                                               -----------        -----------
     Total current liabilities                   1,841,756          1,796,236

LONG-TERM DEBT                                   5,123,444          5,427,853

COMMITMENTS AND CONTINGENCIES                            -                 -

STOCKHOLDERS' EQUITY
  Preferred stock - $.01 par value
    Authorized - 100,000,000 shares
    Issued and outstanding
      Series A Cumulative convertible -
         250,000 shares (liquidation
         preference of $1,372,089)               1,250,000          1,250,000
      Series B Cumulative convertible -
         104,000 shares (liquidation
         preference of $570,789)                   520,000            520,000
  Common   stock - $.0001  par  value
     Authorized  -  500,000,000  shares
     Issued and outstanding - 6,589,404 shares
       at June 30, 1996 and 6,469,404 shares at
       March 31, 1996                                  659                647
     Capital in excess of par value              8,647,454          8,581,466
     Accumulated deficit                        (3,449,019)        (3,352,052)
                                               -----------        -----------
                                                 6,969,094          7,000,061
                                               -----------        -----------
                                               $13,934,294        $14,224,150
                                               ===========        ===========


                                    Page #2

                United States Exploration, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three months ended June 30,
                                               ---------------------------
                                                1996                 1995
                                                ----                 ----

Revenues
   Sale of purchased gas                     $ 140,621             $ 173,143
   Sale of company produced oil and gas        590,111                21,489
   Contracting and oil field supplies          108,324                99,030
   Other                                         7,666                 4,918
                                             ---------             ---------
                                               846,722               298,580

Costs and expenses
   Gas acquisition costs                        90,943               110,306
   Gas transportation costs                     77,531                50,485
   Production costs - oil and gas              281,074                 9,108
   Other operating expenses                     43,253                62,289
   Depreciation, depletion and amortization    194,948               110,218
   Interest expense                            137,054                11,318
   General and administrative                  118,886               138,299
                                             ---------             ---------
                                               943,689               492,023
                                             ---------             ---------
         NET LOSS                            $ (96,967)            $(193,443)
                                             =========             =========

Loss per common share                        $    (.02)            $    (.05)
                                             =========             =========

Weighted average shares outstanding          6,510,283             4,100,503
                                             =========             =========


        The accompanying notes are an integral part of these statements.

                                    Page #3

                United States Exploration, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three months ended June 30,
                                                 ---------------------------
                                                      1996           1995
                                                    ---------      --------
Cash flows from operating activities
 Net loss                                           $ (96,967)     $(193,443)

  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Depreciation, depletion and amortization          194,948       110,218
     Provision for doubtful accounts                         -         7,733
        Change in assets and liabilities
        (Increase) decrease in accounts receivable      55,485       (19,459)
        Increase in due from related parties            (2,285)            -
        Decrease in inventory                            6,929         1,550
        Increase in  prepaid expenses                  (34,739)       (8,707)
        Increase in accounts payable and
          accrued expenses                              10,407        41,786
        Increase in due to related parties              17,838           671
                                                     ---------     ---------

          Net cash provided by (used in)
            operating activities                       151,616       (59,651)
                                                     ---------     ---------

Cash flows from investing activities
  Decrease in restricted cash                           74,697             -
  Capital expenditures                                  (5,430)       (4,659)
                                                     ---------     ---------

          Net cash provided by (used in)
            investing activities                        69,267        (4,659)

Cash flows from financing activities
  Repayment of term debt                              (287,134)       (1,518)
  Proceeds from exercise of stock options               66,000        16,500
                                                     ---------     ---------
          Net cash provided by (used in)
            financing activities                      (221,134)       14,982
                                                     ---------     ---------

Net decrease in cash                                      (251)      (49,328)
Cash, beginning of period                              169,965        77,006
                                                    ----------     ---------
Cash, end of period                                 $  169,714     $  27,678
                                                    ==========     =========


Supplemental disclosures of cash flow information

Interest expense paid                               $  139,398      $ 11,172
                                                    ==========      ========

        The accompanying notes are an integral part of these statements.

                                    Page #4

                United States Exploration, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - COMPANY HISTORY AND BASIS OF PRESENTATION

     United States Exploration, Inc. was incorporated on January 9, 1989. The Company operates as a producer of oil and gas and as an operator of gas gathering systems. All of the Company's operations are located in southeast Kansas and northeast Oklahoma with the exception of one insignificant lease which is located in Alberta, Canada. Development of the Company's properties has been limited, however, due to the Company's limited investment capital.

     The consolidated financial statements include the Company and its wholly-owned subsidiaries USX Operating Co., Inc. and Producers Service Incorporated. In addition, effective September 1, 1995, the Company acquired all the outstanding stock of Performance Petroleum Corporation and Pacific Osage, Inc. Operations of these two subsidiaries for the period since August 31, 1995 are included in the consolidated financial statements.

     The foregoing financial information is unaudited. The Company believes however that they have made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending March 31, 1997.

                                     Page #5

NOTE B - FINANCIAL STATEMENTS

     Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company. For a complete set of footnotes, reference is made to the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended March 31, 1996 and the audited financial statements filed therewith.


NOTE C - LOSS PER COMMON SHARE

     Loss per common share has been computed by dividing net loss, after reduction for preferred stock dividends applicable to the period, by the weighted average number of common shares outstanding during the period.





                                    Page #6

                United States Exploration, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE D - STOCK OPTION PLANS

     Following is a summary of stock options issued, exercised and canceled during the three months ended June 30, 1996:



                                                     Shares                          Price
                                          ---------------------------                range
                                          The Plan              NQSOP              per share
                                          --------              -----              ---------

 Outstanding at March 31, 1996             262,800            1,545,500         $ .55      $3.00
     Issued                                      -                    -             -          -
     Exercised                                   -             (120,000)        $   -      $ .55
     Canceled                                    -             (125,000)        $   -      $2.50
                                          --------            ---------
 Outstanding at June 30, 1996              262,800            1,300,500         $ .55       3.00
                                          ========            =========




NOTE E - PREFERRED STOCK

     Cumulative dividends on preferred shares that have not been declared or paid are Series A of $122,089 ($.49 per share) and Series B of $50,789 ($.49 per share).







                                     Page #7

                         UNITED STATES EXPLORATION, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The financial position of United States Exploration, Inc. ("Company") remained basically unchanged at June 30, 1996 compared to fiscal year end March 31, 1996. Working capital decreased slightly from a deficit of $957,441 at March 31, 1996 to a deficit of $1,103,499 at June 30, 1996. Current assets decreased approximately $100,000 during the period, while current liabilities increased slightly, both contributing to the increase in working capital deficit. Capital available from sources other than current assets remained basically unchanged during the first quarter of fiscal 1997.

     The Company continues to require additional working capital from outside sources to satisfy existing obligations, including short term and long term debt and to achieve profitable operation. During the first quarter of fiscal 1997, despite an increase in cash flow from operations of approximately $200,000 from the comparable period of fiscal 1996, the Company was unable to satisfy its current obligations to reduce term debt from cash flow and relied on the proceeds from exercise of stock options and restricted cash to meet these obligations, thereby reducing term debt by $287,134 during the quarter.

     The Company also requires additional working capital to satisfy long term commitments. The greatest factor affecting working capital is the retirement of debt associated with the acquisition of Performance Petroleum Corporation and Pacific Osage, Inc.. Those acquisitions were financed with a term loan in the amount of $6.8 million, of which approximately $6.3 million remains outstanding and is payable at the rate of $141,000 per month, including principal and interest, with the balance due and payable in July, 1997. The Company does not have current working capital available to satisfy this debt when it matures. Internal sources of capital include the proposed sale of a crude oil refinery and adjacent real estate located in the state of Texas. The Company's efforts to market these assets have continued since calendar 1994, with no definitive agreement to date. External sources of working capital include proposed equity offerings, however there is no assurance that such offerings can be completed or that proceeds derived therefrom will be sufficient to retire the debt.

     In an effort to address its working capital needs, the Company is currently exploring options for private placement of its debt or equity securities. While no specific plans have been finalized or efforts begun, it is anticipated that the Company may offer a series of preferred stock for a minimum of $5,000,000 to provide additional working capital to reduce debt and acquire additional producing oil and gas assets. However, as of the date of filing this Report, no specific agreements for financing have been reached.



                                     Page #8

Results of Operations

     The Company's performance for the three month period ended June 30, 1996 showed substantial improvement over the same period last year. Total revenues increased 184% to $846,722, compared to last year's revenues for the same period of $298,580. This significant improvement is attributable to the increase in the sale of Company produced oil and gas. Oil and gas sales during the three month period increased 2,646% to $590,111. This compares to a three month total of $21,489 for oil and gas sales during the first quarter of 1996. This increase is a direct result of consolidating the Company's existing operations with those operations generated by the Company's wholly owned subsidiaries, Performance Petroleum Corporation and Pacific Osage, Inc., both acquired in September of 1995. Management anticipates that revenues for fiscal 1997 will continue to show substantial improvement over the prior year, as oil and gas operations of Performance Petroleum and Pacific Osage are consolidated with existing Company operations for a full twelve month period.

     Despite the substantial increase in Company produced oil and gas from the first quarter of fiscal 1996 to the first quarter of fiscal 1997, production actually decreased from the prior quarter ended March 31, 1996. However, oil prices increased, producing a better margin for the Company. Lower production during the first quarter of fiscal 1997 also resulted in reduced expenses for depreciation, depletion and amortization from the prior quarter ended March 31, 1996.

     Cash flow from field operations, defined as total revenues less operating expenses (excluding depreciation, depletion, amortization, interest and general and administrative expenses), generated an impressive 433% increase over the first quarter of last year. Cash flow from field operations during the period ended June 30, 1996 totaled $353,921, as compared to $66,392 during the same period last year. Further, the Company generated cash flow for the period of $151,616, compared to last year's first quarter, in which the Company used $59,651. Notwithstanding this increase, the Company continued to experience an overall net loss, as cash flow from operations remained insufficient to offset non-cash charges such as depreciation, depletion and amortization. These non-cash items increased 77% during the period to $194,948, versus $110,218 during the same period last year. The increase in these costs, as well as the increase in interest expense, results from the consolidation of operations and the increase in bank debt associated with the acquisition of the Company's subsidiaries, Performance Petroleum Corporation and Pacific Osage, Inc..

     Management anticipates that the Company will continue to show substantial improvement in cash flow from operations as operations from its two new subsidiaries are consolidated on the Company's future financial statements. However, management expects that losses will continue to occur until such time as the Company obtains sufficient revenue, through merger or acquisition, to cover non-cash expenses such as depreciation, depletion and amortization. The Company is continuing in its efforts to explore such acquisitions, although as of the date of filing this Report, no agreements have been consummated.



                                     Page #9

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

                  Not applicable.


Item 2.  Changes in Securities.

                  Not applicable.


Item 3.  Defaults Upon Senior Securities.

                  Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  Not applicable.


Item 5.  Other Information.

                  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

                  A.       Exhibits: None.

                  B.       Report of Form 8-K: None.








                                    Page #10

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNITED STATES EXPLORATION, INC.



Date:                              By:   /s/  TERRY L. CARROLL
                                      -----------------------------------------
                                        Terry L. Carroll, President
                                        Chief Executive Officer, Chief
                                        Financial and Accounting Officer,
                                        Treasurer, Chief Operating Officer and
                                        Director.













                                    Page #11