Form 10QSB
period 1996-09-30
UNITED STATES EXPLORATION INC
filed 1996-11-20
CIK 847074

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  September 30, 1996
                                                  ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from
                                                 ---------------------

                         Commission file number 0-18981
                                                ------

                         UNITED STATES EXPLORATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                       84-1120323
-------------------------------                     ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

1901 New Street, Independence, Kansas                   67301
--------------------------------------               ---------
(Address of principal executive offices)             (Zip Code)

                                 (316) 331-8102
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   XX   No
                                              -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class of Stock                               Amount Outstanding
    ----------------                         -----------------------------
    $.0001 par value                         7,636,558 shares outstanding
     Common Stock                                at November 15, 1996

                         UNITED STATES EXPLORATION, INC.



                                      Index
                                      -----

                                                                       Page

Part I - FINANCIAL INFORMATION


         Item 1.  Financial Statements...............................  1 - 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.........................................  8 - 10

Part II - OTHER INFORMATION..........................................  11


SIGNATURES...........................................................  12


                                         United States Exploration, Inc.

                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)


                                                      ASSETS

                                                            September 30,           March 31,
                                                               1996                   1996
                                                         -----------------      -----------------
CURRENT ASSETS
   Cash                                                  $          61,165      $         169,965
   Restricted cash                                               6,000,000                 74,697
   Accounts receivable                                             493,397                384,571
   Due from related parties                                         30,455                 23,095
   Inventories                                                     163,570                161,186
   Prepaid expenses and other                                       13,422                 25,081
                                                         -----------------      -----------------

               Total current assets                              6,762,009                838,595


PROPERTY AND EQUIPMENT, AT COST
   Oil and gas property and equipment -
      full cost method                                           8,037,775              8,208,034
   Natural gas gathering systems                                 1,205,907              1,269,221
   Building and equipment                                          872,383              1,019,909
                                                         -----------------      -----------------

                                                                10,116,065             10,497,164

OTHER ASSETS
   Crude oil refinery held for sale                              1,775,011              1,775,011
   Natural gas stripping plant held for sale, less
      valuation allowance of $44,000                                80,000                 80,000
   Investment in joint ventures                                    389,374                325,139
   Pipeline lease agreement, less accumulated
      amortization of $122,091 at March 31, 1996 and
      $134,721 at September 30, 1996                               572,587                597,847
   Goodwill                                                         66,973                 69,684
   Other                                                            30,710                 40,710
                                                         -----------------      -----------------

                                                                 2,914,655              2,888,391
                                                         -----------------      -----------------

                                                         $      19,792,729      $      14,224,150
                                                         =================      =================


The accompanying notes are an integral part of these statements.



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,            March 31,
                                                                      1996                  1996
                                                               -----------------      -----------------
CURRENT LIABILITIES
   Current maturities of long-term debt                        $       6,035,440      $       1,196,947
   Accounts payable and accrued liabilities                              439,452                423,363
   Due to related parties                                                 80,798                175,926
                                                               -----------------      -----------------

               Total current liabilities                               6,555,690              1,796,236

LONG-TERM DEBT                                                                -               5,427,853

COMMITMENTS AND CONTINGENCIES                                                 -                      -

STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value
      Authorized - 100,000,000 shares
      Issued and outstanding
         Series A Cumulative Convertible - 250,000
             shares - converted September 30, 1996                             -             1,250,000
         Series B Cumulative Convertible - 104,000
             shares - converted September 30, 1996                             -               520,000
         Series C Cumulative Convertible - 1,000,000
             shares (liquidation preference
             of $6,000,000)                                            6,000,000                     -
   Common stock - $.0001 par value
      Authorized - 500,000,000  shares
      Issued and outstanding - 7,636,558 shares at
         September 30, 1996 and 6,469,404 shares at
         March 31, 1996                                                      764                    647
   Paid in capital                                                    10,714,995              8,581,466
   Accumulated deficit                                                (3,478,720)            (3,352,052)
                                                               -----------------      -----------------

                                                                      13,237,039              7,000,061
                                                               -----------------      -----------------

                                                               $      19,792,729      $      14,224,150
                                                               =================      =================

                                          United States Exploration, Inc.

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                   Three months ended             Six months ended
                                                       September 30,                 September 30,
                                                ---------------------------   --------------------------
                                                   1996            1995           1996           1995
                                                   ----            ----           ----           ----
Revenues
   Sale of purchased gas                        $   319,430    $   204,201    $   460,051    $   377,344
   Sale of company produced
      oil and gas                                  583,419         155,906      1,173,530        177,395
   Contracting, drilling and
      oil field supplies                           107,075          96,218        215,399        195,248
   Equity in earnings of joint
      ventures                                       87,753           --           87,753           --
   Other                                              7,831          4,481         15,497          9,399
                                                -----------    -----------    -----------    -----------

                                                  1,105,508        460,806      1,952,230        759,386

Costs and expenses
   Gas acquisition costs                            224,356        117,108        315,299        227,414
   Gas transportation costs                         170,179         75,430        247,710        125,915
   Production costs - oil
      and gas                                       240,697         75,585        521,771         84,693
   Cost of sales - contracting,
      drilling and oil field supplies                38,430         41,566         81,683        103,855
   Depreciation, depletion and
      amortization                                  223,661        142,307        418,609        252,525
   Interest expense                                 134,293         71,309        271,347         82,627
   General and administrative                       103,593        133,893        222,479        272,192
                                                -----------    -----------    -----------    -----------

                                                  1,135,209        657,198      2,078,898      1,149,221
                                                -----------    -----------    -----------    -----------

             NET LOSS                           $   (29,701)   $  (196,392)   $  (126,668)   $  (389,835)
                                                ===========    ===========    ===========    ===========

Loss per common share                           $      (.01)   $      (.06)   $      (.02)   $      (.11)
                                                ===========    ===========    ===========    ===========

Weighted average shares
   outstanding                                    6,730,500      4,109,568      6,620,994      4,105,142
                                                ===========    ===========    ===========    ===========






The accompanying notes are an integral part of these statements

                                United States Exploration, Inc. and Subsidiaries

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                       Six months ended September 30,

                                        Increase (decrease) in cash


                                                                        1996                  1995
                                                                        ----                  ----

Cash flows from operating activities
   Net loss                                                       $       (126,668)    $        (389,835)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation, depletion and amortization                          418,609               252,525
         Equity in earnings of joint ventures                              (87,753)                   -
         Loss on sale of equipment                                           9,819                    -
         Provision for doubtful accounts                                        -                 13,964
         Increase in accounts receivable                                  (108,826)             (118,939)
         Increase in due from related parties                               (7,360)               (4,144)
         (Increase) decrease in inventory                                   (2,384)               15,860
         (Increase) decrease in prepaid expenses and
            other                                                           11,659              (16,881)
         Increase in accounts payable and accrued
            expenses                                                        26,089               174,198
         Increase in due to related parties                                 64,872                 8,791
                                                                  ----------------      ----------------

                Net cash provided by (used in) operating
                    activities                                             198,057              (64,461)

Cash flows from investing activities
   Increase in restricted cash                                          (5,925,303)                   -
   Capital expenditures                                                     (5,430)             (102,814)
   Acquisition of companies, net of cash received                                -            (6,162,145)
                                                                  ----------------     -----------------

      Net cash used in investing activities                             (5,930,733)           (6,264,959)

Cash flows from financing activities
   Proceeds from issuance of preferred stock                             6,000,000                    -
   Proceeds from term debt                                                      -              6,800,000
   Repayment of note payable to bank                                            -               (397,000)
   Repayment of term debt                                                 (579,770)               (3,027)
   Proceeds from exercise of stock options                                 203,646                16,500
                                                                  ----------------     -----------------

      Net cash provided by financing activities                          5,623,876             6,416,473
                                                                  ----------------     -----------------

Net increase (decrease) in cash                                           (108,800)               87,053
Cash, beginning of period                                                  169,965                77,006
                                                                  ----------------     -----------------

Cash, end of period                                               $         61,165     $         164,059
                                                                  ================     =================


The accompanying notes are an integral part of these statements.

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     The consolidated financial statements include the Company and its wholly-owned subsidiaries USX Operating Co., Inc. and Producers Service Incorporated. In addition, effective September 1, 1995, the Company acquired all the outstanding stock of Performance Corporation and Pacific Osage, Inc. Operations of these two subsidiaries for the period since September 1, 1995 are included in the consolidated financial statements.

     The foregoing financial information is unaudited. The Company believes however that they have made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending March 31, 1997.


NOTE B - FINANCIAL STATEMENTS

     Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company. For a complete set of footnotes, reference is made to the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended March 31, 1996 and the audited financial statements filed therewith.


NOTE C - LOSS PER COMMON SHARE

   Loss per common share has been computed by dividing net loss, after reduction for preferred stock dividends applicable to the period, by the weighted average number of common shares outstanding during the year.


NOTE D - STOCK OPTION PLANS

   Following is a summary of stock options issued, exercised and canceled during the six months ended September 30, 1996:


                                                                         Shares                         Price
                                                           ----------------------------------           range
                                                              The Plan             NQSOP               per share
                                                              --------             -----               ---------

   Outstanding at March 31, 1996                                262,800            1,545,500     $    .55  -   3.00
      Issued                                                         -                    -      $    -          -
      Exercised                                                (148,900)            (191,000)    $    .55      2.50
      Canceled                                                       -              (125,000)    $    -        2.50
                                                           ------------       --------------

   Outstanding at September 30, 1996                            113,900            1,229,500     $    .55   -  3.00
                                                           ============       ==============

                                                        5

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - PRIVATE PLACEMENT OF PREFERRED STOCK

     The Company at September 30, 1996 was offering through a private placement memorandum up to 4,000,000 shares of Series "C" Convertible Preferred Stock. The stock, which is being offered at $6.00 per share, carries an 8% cumulative per annum dividend and is convertible at the option of the holder into two shares of Company common stock for each share of Series C Preferred Stock. This conversion rate is subject to adjustment in certain events. The Series C Preferred Stock has a liquidation preference of $6.00 per share, plus accrued and unpaid dividends. The Company may redeem the stock, subsequent to March 17, 1997, at the price of $6.00 per share plus accrued and unpaid dividends.

     At September 30, 1996, the Company had sold 1,000,000 shares of the Series C Preferred Stock. Effective November 6, 1996, the Company completed the private placement with a total of 4,000,000 shares being issued for total gross proceeds of $24,000,000. Proceeds of the sale of the initial 1,000,000 shares were considered restricted in accordance with the terms of a loan agreement between the Company and its lender. Subsequent to September 30, 1996, the Company used the restricted portion of the proceeds to retire $6,035,440 of Company debt.


NOTE F - CONVERSION OF PREFERRED STOCK

     Effective September 30, 1996, the holder of all the Company Series A and Series B Preferred Stock converted all 354,000 outstanding shares into 786,667 shares of Company common stock. The Company also issued 40,587 shares of Company common stock in satisfaction of $190,000 of unpaid dividends on the previously outstanding preferred stock.


NOTE G - JOINT VENTURE INCOME

     During the three months ended September 30, 1996 a joint venture, in which the Company is a 49% participant, settled a claim against a gas purchaser. The joint venture income of $87,753 recognized in the three months ended September 30, 1996 primarily relates to the settlement of that claim.


NOTE H - SUPPLEMENTAL CASH FLOW DISCLOSURES

   Interest of $274,029 and $86,924 was paid during the six months ended September 30, 1996 and 1995, respectively. A supplemental schedule of noncash investing and financing activities for the six months ended September 30, 1996 follows:

   Issuance of 786,667  shares of Company
      common stock upon  conversion  of the
      Company's Series A and Series B
      Cumulative Convertible Preferred Stock                  $      1,770,000

   Issuance of 40,587 shares of Company
      common stock in satisfaction of unpaid
      preferred stock dividends                                        190,000

   Transfer of accrued salary to paid in capital                       160,000

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE I - PAID IN CAPITAL

    In connection with substantial changes in the capitalization of the Company, the Company entered into a comprehensive agreement with its former President on September 17, 1996. As a part of the agreement, the President resigned his position and released the Company from payment for past services. Accordingly, the Company transferred $160,000 of accrued salary to paid in capital.

                         UNITED STATES EXPLORATION, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The financial position of United States Exploration, Inc. ("Company") improved substantially during the three month period ended September 30, 1996. Working capital increased from a deficit of $957,641 at March 31, 1996 to a positive $206,319 at September 30, 1996, an increase of $1,163,960. Both current assets and current liabilities increased during the quarter, although current assets increased in a greater amount. Capital available from sources other than current assets remained basically unchanged during the second quarter of fiscal 1997.

     The substantial increase in current assets is attributable to the proceeds of a private placement of equity securities. The Company offered an aggregate of 4,000,000 shares of a newly created Series "C" Preferred Stock to qualified investors pursuant to an exemption from the registration requirements of Federal and state securities laws. At September 30, 1996, the Company had sold 1,000,000 shares of this Preferred Stock for proceeds of $6,000,000. Subsequent to the end of the quarter, the Company completed the balance of the offering for additional gross proceeds of $18,000,000. In the estimation of management, and based upon the Company's capital requirements as of the filing of this Report, the Company will have sufficient liquidity and working capital for the balance of fiscal 1997, and at least the first six months of fiscal 1998.

     In addition to the completion of the private placement, the Company's operating activities also contributed a modest amount of cash to its working capital needs. Cash flow from operating activities for the six-month period ended September 30, 1996, after reconciling the net loss for that period to net cash used in operating activities, provided $198,057 to the Company's working capital. This compares to $64,461 cash used by operating activities during the comparable period ending September 30, 1995. The cash generated by operating activities was utilized to repay debt during the quarter. Nonetheless, with the repayment of all outstanding term debt subsequent to September 30, 1996, and assuming no other extraordinary transactions, management anticipates that the Company's operations will provide cash for the balance of fiscal 1997.

     Initial proceeds of the private placement were placed in a restricted account on the Company's behalf. Such restriction arises from a loan agreement to which the Company is party, by which the proceeds of any equity offerings were restricted pending repayment of a term loan acquired by the Company in connection with the acquisition of Performance Petroleum Corporation and Pacific Osage, Inc. This debt, which would have matured in July, 1997, was repaid in full subsequent to end of the quarter and accordingly, the balance of $18,000,000 from the private placement will be available for acquisitions and other general corporate purposes. Management anticipates that such proceeds will be utilized to develop existing oil and gas properties of the Company, and for acquisition of additional developed and undeveloped reserves. The Company's long term objective is to become a major independent producer of oil and natural gas in the south-central United States.

     Also during the quarter, the Company consummated an agreement to convert previously outstanding Preferred Stock into Common Stock and satisfy a dividend obligation associated with that Preferred Stock. Pursuant to an agreement effective September 30, 1996, the Company issued 786,667 shares of Common Stock and agreed to issue 40,587 additional shares of Common Stock in satisfaction of an accrued dividend of $190,000 in exchange for the cancellation of 250,000 shares of Series "A" and 104,000 shares of Series "B" Cumulative Convertible Preferred Stock. Of that amount, 636,667 shares were acquired by previous Common Stock holders of the Company, and the balance of 190,587 shares were retained by the previous holder of the Series "A" and Series "B" Preferred Stock. All of the Common Stock was issued pursuant to an exemption from the registration requirements of Federal and state securities law, although the Company granted certain registration rights to the previous holder of the Preferred Stock. This transaction essentially facilitated completion of the recent private placement by removing the liquidation preference and other rights associated with the Series "A" and Series "B" Preferred Stock.

     Finally, subsequent to completion of the quarter, the Company acquired the interest of its partner in an oil and gas venture organized to operate certain oil and gas assets. This joint venture produced revenues of $150,000 during the quarter, of which the Company was allocated $87,753 for financial statement reporting purposes. (See "Results Of Operations").


Results of Operations

     The Company's operating results for the three and six month periods ended September 30, 1996, showed substantial improvement over the comparable periods ended September 30, 1995. Revenues for the three month period ended September 30, 1996 were $1,105,508, representing a 140% increase over the comparable period in 1995. Revenues for the six month period ended September 30, 1996 were $1,952,230, a 157 % increase for the comparable period of 1995. The net loss of $29,701 for the three months ended September 30, 1996 is the smallest in Company history and demonstrates the results of management's efforts to increase revenues while holding nonoperating expenses generally constant. Management anticipates that this trend of improved operations will continue during the balance of fiscal 1997.

     Operations of two of the Company's wholly owned subsidiaries, Performance Petroleum Corporation and Pacific Osage, Inc., were integrated with the Company's operations effective September 1, 1995. Accordingly, it is not anticipated that the Company's revenues will continue to increase at the same rate as has been the case for the past four quarters based on those acquisitions. However, management is investigating additional acquisitions in a continuing effort to increase revenues and achieve profitable operations.

     During the three and six months ended September 30, 1996, the Company's operations were enhanced by a one time gain resulting from settlement of a contractual dispute in one of its joint ventures. The joint venture received $150,000 cash and $25,000 in equipment in settlement of a dispute with a purchaser of natural gas. The Company's share in that settlement, together with its portion of other earnings of the joint venture, contributed $87,753 in revenues to the Company during the periods ended September 30, 1996.

     Improving prices for oil and natural gas also contributed to improvement in the Company's operations. The Company received an average of $23.20 per barrell of oil and $1.67 per mmbtu for natural gas on September 30, 1996, compared to an average of $17.40 per barrell and $1.42 per mmbtu at September 30, 1995. Based on projections of industry experts and management's own estimate of market factors affecting future sale of oil and natural gas, it is anticipated that prices will continue at or above current levels for the balance of the Company's current fiscal year.

     Finally,   management   anticipates  improved  operating  results  for  the
foreseeable future due to the elimination of interest associated with term debt which was repaid subsequent to the end of the quarter.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

                  No report required.


Item 2.  Changes in Securities.

                  No report required.


Item 3.  Defaults Upon Senior Securities.

                  No report required.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  No report required.


Item 5.  Other Information.

                  No report required.


Item 6.  Exhibits and Reports on Form 8-K.

                  A.  Exhibits: None.

                  B.  Report of Form 8-K:

                      The Company filed the following Reports on Form 8-K during the quarter ended September 30, 1996:

                      (i) Report dated September 16, 1996 regarding change in the Company's Chief Executive Officer and commencement of a private placement.

                      (ii) Report dated September 30, 1996, regarding completion of the minimum portion of a private placement.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED STATES EXPLORATION, INC.


Date:  November 19, 1996                 By:  /S/  DEMETRIE D. CARONE
       ------------------                     ---------------------------------
                                              Demetrie D. Carone, President and
                                              Chief Executive Officer