Form 10QSB
period 1996-12-31
UNITED STATES EXPLORATION INC
filed 1997-02-19
CIK 847074

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    December 31, 1996
                                          ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from
                                       --------------------

                         Commission file number 0-18981
                                                -------

                         UNITED STATES EXPLORATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                             84-1120323
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1901 New Street, Independence, Kansas                            67301
-------------------------------------                          ---------
(Address of principal executive offices)                       (Zip Code)

                                 (316) 331-8102
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class of Stock                     Amount Outstanding
            ----------------                ----------------------------
            $.0001 par value                8,312,358 shares outstanding
             Common Stock                      at February 17,1997

                         UNITED STATES EXPLORATION, INC.



                                      Index

                                                                         Page
                                                                         ----

Part I - FINANCIAL INFORMATION


         Item 1.    Financial Statements................................1 - 7

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.........................................8 - 10

Part II - OTHER INFORMATION............................................  11


SIGNATURES.............................................................  12

                         United States Exploration, Inc.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                  December 31,       March 31,
                                                     1996              1996
                                                  ------------      -----------
CURRENT ASSETS
   Cash                                            $18,565,460      $  169,965
   Restricted cash                                           -          74,697
   Accounts receivable                                 686,280         384,571
   Due from related parties                             45,775          23,095
   Inventories                                         166,389         161,186
   Prepaid expenses and other                           14,242          25,081
                                                   -----------      ----------

       Total current assets                         19,478,146         838,595



PROPERTY AND EQUIPMENT, AT COST
   Oil and gas property and equipment -
      full cost method                               9,959,986       8,208,034
   Natural gas gathering systems                     1,582,976       1,269,221
   Building and equipment                              822,639       1,019,909
                                                   -----------      ----------

                                                    12,365,601      10,497,164

OTHER ASSETS
   Crude oil refinery held for sale                  1,775,011      1,775,011
   Natural gas stripping plant held for sale,
      less valuation allowance of $44,000               80,000         80,000
   Investment in joint ventures                        185,014        325,139
   Pipeline lease agreement, less accumulated
      amortization of $122,091 at March 31, 1996
      and $147,351 at December 31, 1996                559,957        597,847
   Goodwill                                             66,972         69,684
   Other                                                30,044         40,710
                                                    ----------      ---------

                                                     2,696,998      2,888,391
                                                    ----------      ---------

                                                   $34,540,745    $14,224,150
                                                   ===========    ===========


The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31,      March 31,
                                                              1996            1996
                                                          -----------      -----------
CURRENT LIABILITIES
   Current maturities of long-term debt                   $         -      $ 1,196,947
   Accounts payable and accrued liabilities                   550,972          423,363
   Contracts payable - acquisitions                         2,060,000               -
   Due to related parties                                          -           175,926
                                                          -----------      -----------

               Total current liabilities                    2,610,972        1,796,236

LONG-TERM DEBT                                                     -         5,427,853

COMMITMENTS AND CONTINGENCIES                                      -                -

STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value
      Authorized - 100,000,000 shares
      Issued and outstanding
         Series A Cumulative Convertible - 250,000
             shares - converted September 30, 1996                 -         1,250,000
         Series B Cumulative Convertible - 104,000
             shares - converted September 30, 1996                 -           520,000
         Series C Cumulative Convertible - 4,000,000
             shares (liquidation preference
             of $24,360,000)                               24,000,000               -
   Common stock - $.0001 par value
      Authorized - 500,000,000  shares
      Issued and outstanding - 8,302,358 shares at
         December 31, 1996 and 6,469,404 shares at
         March 31, 1996                                           830              647
   Paid in capital                                         11,159,368        8,581,466
   Accumulated deficit                                     (3,230,425)      (3,352,052)
                                                          -----------     ------------

                                                           31,929,773        7,000,061
                                                          -----------     ------------

                                                          $34,540,745     $ 14,224,150
                                                          ===========     ============


                                          United States Exploration, Inc.

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                Three months ended                    Nine months ended
                                                     December 31,                        December 31,
                                           ------------------------------       ------------------------------
                                               1996               1995             1996              1995
                                               ----               ----             ----              ----
Revenues
   Sale of purchased gas                   $    608,318        $  180,958       $ 1,068,369        $   519,229
   Sale of company produced
      oil and gas                               767,309           622,838         1,940,839            839,306
   Contracting, drilling and
      oil field supplies                         91,092           164,924           306,491            360,172
   Equity in earnings of joint
      ventures                                        -                 -            87,753                  -
   Interest income                              120,559                 -           122,449                  -
   Other                                          5,453             5,279            19,060             14,678
                                            -----------         ---------       -----------         ----------

                                              1,592,731           973,999         3,544,961          1,733,385

Costs and expenses
   Gas acquisition costs                        421,516           135,005           736,815            362,419
   Gas transportation costs                     203,052           135,667           450,762            261,582
   Production costs - oil
      and gas                                   303,016           310,916           824,787            395,609
   Other operating expenses                      24,328            17,125           106,011            120,980
   Depreciation, depletion and
      amortization                              219,517           218,576           638,126            471,101
   Interest expense                              35,708           155,875           307,055            238,502
   General and administrative                   137,299           158,945           359,778            431,137
                                             ----------        ----------       -----------         ----------

                                              1,344,436         1,132,109         3,423,334          2,281,330
                                             ----------        ----------       -----------         ----------

NET EARNINGS (LOSS)                          $  248,295        $ (158,110)      $   121,627         $ (547,945)
                                             ==========        ==========       ===========         ==========

Loss per common share                            (.01)            (.05)             (.03)              (.15)
                                                 ====             ====              ====               ====

Weighted average shares
   outstanding                                8,022,907         4,135,149         7,089,995          4,132,648
                                             ==========        ==========       ===========         ==========


The accompanying notes are an integral part of these statements.


                                 United States Exploration, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                          Nine months ended December 31,

                                            Increase (decrease) in cash

                                                                         1996                    1995
                                                                     ------------            ------------
Cash flows from operating activities
   Net earnings (loss)                                               $    121,627            $   (547,945)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating activities
         Depreciation, depletion and amortization                         638,126                 471,101
         Equity in earnings of joint ventures                             (87,753)                   --
         Loss on sale of equipment                                          9,819                    --
         Provision for doubtful accounts                                     --                    18,604
         Increase in accounts receivable                                 (301,710)               (174,585)
         (Increase) decrease in due from related parties                  (22,680)                 11,509
         Increase in accounts payable and accrued
            expenses                                                      302,609                 152,560
         Increase (decrease) in due to related parties                   (175,926)                 28,242
         Other                                                             31,302                   8,867
                                                                     ------------            ------------

                Net cash provided by (used in) operating
                    activities                                            515,414                 (31,647)

Cash flows from investing activities
   (Increase) decrease in restricted cash                                  74,697                (270,080)
   Capital expenditures                                                  (227,491)               (182,045)
   Acquisition of companies, net of cash received                            --                (6,162,145)
                                                                     ------------            ------------

      Net cash used in investing activities                              (152,794)             (6,614,270)

Cash flows from financing activities
   Proceeds from issuance of preferred stock                           24,000,000                    --
   Proceeds from term debt                                                   --                 6,800,000
   Repayment of note payable to bank                                         --                  (397,000)
   Repayment of term debt                                              (6,615,210)                 (4,497)
   Proceeds from exercise of stock options                                648,085                 286,500
                                                                     ------------            ------------

      Net cash provided by financing activities                        18,032,875               6,685,003
                                                                     ------------            ------------

Net increase in cash                                                   18,395,495                  39,086
Cash, beginning of period                                                 169,965                  77,006
                                                                     ------------            ------------

Cash, end of period                                                  $ 18,565,460            $    116,092
                                                                     ============            ============


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

     The consolidated financial statements include the Company and its wholly-owned subsidiaries USX Operating Co., Inc., Producers Service Incorporated, Performance Petroleum Corporation, Pacific Osage, Inc. and ZCA Gas Gathering, Inc. Performance an
d Pacific Osage, Inc. were acquired
     effective September 1, 1995 and ZCA effective October 1, 1996. Operations of these subsidiaries are included in the consolidated financial statements since their acquisition dates. All significant intercompany transactions and balances have been eliminated.

     The foregoing financial information is unaudited. The Company believes however that they have made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending March 31, 1997.


NOTE B - FINANCIAL STATEMENTS

     Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company. For a complete set of footnotes, reference is made to the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended March 31, 1996 and the audited financial statements filed therewith.


NOTE C - LOSS PER COMMON SHARE

     Loss per common share has been computed by dividing net loss, after reduction for preferred stock dividends applicable to the period, by the weighted average number of common shares outstanding during the periods presented.


NOTE D - STOCK OPTION PLANS

     Following is a summary of stock options issued, exercised and canceled during the nine months ended December 31, 1996:


                                                     Shares                  Price
                                             --------------------            range
                                             The Plan       NQSOP          per share
                                             --------       -----          ---------

Outstanding at March 31, 1996                 262,800     1,545,500      $ .55 -   3.00
   Issued                                        --            --        $ --     --
   Exercised                                 (148,900)     (856,800)     $ .55 -   2.50
   Canceled and expired                          --        (425,000)     $1.50 -   3.00
                                             --------     ---------

Outstanding at December 31, 1996              113,900       263,700      $ .55 -   3.00
                                             ========     =========
                                                    5

                United States Exploration, Inc. and Subsidiaries

                                   (Unaudited)


NOTE E - PRIVATE PLACEMENT OF PREFERRED STOCK

     During the period ended December 31, 1996 the Company completed a private placement of 4,000,000 shares of Series "C" Convertible Preferred Stock at $6.00 per share. Total proceeds received were $24,000,000. The stock carries an 8% cumulative per annum dividend and is convertible at the option of the holder into two shares of Company common stock for each share of Series C Preferred Stock. This conversion rate is subject to adjustment in certain events. The Series C Preferred Stock has a liquidation preference of $6.00 per share, plus accrued and unpaid dividends. The Company may redeem the stock, subsequent to March 17, 1997, at the price of $6.00 per share plus accrued and unpaid dividends.


NOTE F - CONVERSION OF PREFERRED STOCK

     Effective September 30, 1996, the holder of all the Company Series A and Series B Preferred Stock converted all 354,000 outstanding shares into 786,667 shares of Company common stock. The Company also issued 40,587 shares of Company common stock in satisfaction of $190,000 of unpaid dividends on the previously outstanding preferred stock.


NOTE G - JOINT VENTURE

     During September 1996 a joint venture, in which the Company was a 49% participant, settled a claim against a gas purchaser. The joint venture income of $87,753 recognized in the nine months ended December 31, 1996 primarily relates to the settlement of that claim.

     Effective October 1, 1996, the Company acquired the remaining 51% ownership of the joint venture for approximately $160,000. The joint venture's assets, liabilities and operations have been included in the consolidated financial statements since October 1, 1996.


NOTE H - ACQUISITIONS

     The Company acquired during the quarter ended December 31, 1996 oil and gas leases located in the state of Oklahoma for total consideration of $1,500,000. The Company also acquired effective October 1, 1996, 100% of the common stock of ZCA Gas Gathering, Inc. for total consideration of $560,000. ZCA owns oil and gas leases and owns and operates a gas gathering system. The leases and ZCA were purchased from the Company's president and another significant stockholder. The total amount due of $2,060,000 was paid in January 1997.

                United States Exploration, Inc. and Subsidiaries

                                   (Unaudited)


NOTE I - SUPPLEMENTAL CASH FLOW DISCLOSURES

     Interest of $279,737 and $238,502 was paid during the nine months ended December 31, 1996 and 1995, respectively. A supplemental schedule of noncash investing and financing activities for the nine months ended December 31, 1996 follows:

   Issuance of 786,667  shares of Company
      common stock upon  conversion  of the
      Company's Series A and Series B
      Cumulative Convertible Preferred Stock                     $ 1,770,000

   Issuance of 40,587 shares of Company
      common stock in satisfaction of unpaid
      preferred stock dividends                                      190,000

   Transfer of accrued salary to paid in capital                     180,000

   Acquisition of oil and gas leases and ZCA
      Gathering included in contracts payable
      at December 31, 1996                                         2,060,000


NOTE J - PAID IN CAPITAL

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

                         UNITED STATES EXPLORATION, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The financial position of United States Exploration, Inc. ("Company") continued to show substantial improvement during the current fiscal year. Working capital increased from a deficit of $957,641 at March 31, 1996 to a positive $16,867,174 at December 31, 1996, an increase of $17,824,815. Current assets increased from $838,595 at March 31, 1996 to $19,478,146 at December 31, 1996, reflecting receipt of proceeds by the Company from sale of a new class of Preferred Stock in a private placement. In addition to a substantial increase in cash, the increase in current assets was affected by an increase in accounts receivable in the approximate amount of $300,000. Such increase results from increased operations of the Company and reflects the increased sale of oil and gas to third parties. Accounts payable and accrued liabilities also increased as a result of this increase in operations, although in a smaller amount than the increase in accounts receivable. The liability for contracts payable arose in connection with two acquisitions discussed below and was satisified subsequent to December 31, 1996.

     Management is of the opinion that the Company has adequate liquidity and working capital for the foreseeable future. Management's focus during the remaining quarter of fiscal 1997 and fiscal 1998 will be to invest this capital in the exploration and development of oil and gas properties in an effort to increase cash flow and profitability.

     The Company completed a private placement of equity securities during the quarter ended December 31, 1996. The Company offered 4,000,000 shares of a newly created Series "C" Preferred Stock to qualified investors pursuant to an exemption from the registration requirements of Federal and state securities laws. At September 30, 1996, the Company had sold 1,000,000 shares of this Preferred Stock for proceeds of $6,000,000. During the quarter ended December 31, 1996, the Company completed the balance of the offering for additional gross proceeds of $18,000,000. Proceeds of the offering are budgeted for development of currently-owned property and acquisition and development of additional property.

     Operating activities also contributed a small, but an increasingly significant, portion of cash flow during the nine months ended December 31, 1996. Cash flow from operating activities for the nine months then ended was $515,414, compared to a use of $31,647 during the nine months ended December 31, 1995. That cash flow, together with a portion of the proceeds from the private placement, was utilized to repay outstanding debt and finance development and operating activities. As of December 31, 1996, the Company was debt free. With its existing cash position, management believes the Company has available substantial borrowing potential for additional acquisitions and developments, should the need arise and circumstances dictate.

     In an effort to expand operations and increase cash flow, the Company completed two acquisitions effective during the quarter ended December 31, 1996. These acquisitions, discussed in more detail under "Results of Operations", below, were completed for a payment of $2,060,000 in cash. Payment of such amount was made at the final closing of these transactions in January, 1997. One of these acquisitions included a 100% working interest in approximately 76,000 acres of primarily undeveloped natural gas leases located in northeast Oklahoma. A portion of the proceeds of the private placement may be used to develop this property. In addition, the Company may pursue other exploration and development opportunities, while continuing efforts to explore acquisition of additional producing properties.


Results of Operations

     The Company realized a profit from operations for the first time in its history during the three and nine month periods ended December 31, 1996. For the three month period ended December 31, 1996, the Company realized net earnings of $248,295 on revenues of $1,592,731. Comparable results for the nine month period ended December 31, 1996 were $121,627 and $3,544,961, respectively. Management anticipates that this trend of improving operations will continue during the fourth quarter of fiscal 1997 and into fiscal 1998.

     Company revenues doubled from the nine month period ended December 31, 1995 to the comparable period in 1996, from $1,733,385 to $3,544,961. The increase in revenues for the three month periods ending in 1995 and 1996 were similar, although not as substantial. Sale of purchased gas increased from $519,229 for the nine months ended December 31, 1995 to $1,068,369 for the nine months ended December 31, 1996, reflecting higher prices prevailing for natural gas and increased volumes produced by third parties. Revenue from Company-produced oil and gas also increased, from $839,306 for the nine months ended December 31, 1995 to $1,940,839 for the nine months ended December 31, 1996. This increase is attributable to higher prices prevailing for oil and gas, together with increased quantities produced.

     One of the acquisitions effective in the third fiscal quarter included a fifty percent (50%) interest in a ninety mile long natural gas pipe line, associated gas processing equipment and a one hundred percent (100%) working interest in oil and gas leases and approximately twenty five (25) producing natural gas wells located in northeast Oklahoma. The production from this acquisition added approximately $86,767 to the Company's revenues for the third quarter of fiscal 1997. The other acquisition included four oil and gas leases, also located in northeastern Oklahoma, and associated gas and oil production. That acquisition contributed approximately $89,548 to the Company's revenues for the three months ended December 31, 1996.

     The Company also received revenues of approximately $122,000 during the nine months ended December 31, 1996 on investment of proceeds from the private placement.

     Contributing to the Company's profitability, expenses increased at a smaller rate than revenues during the comparable periods from 1995 to 1996. Gas acquisition costs and production costs for oil and gas increased proportionally less than the corresponding items of revenue during the three and nine months ended in December, 1995 to 1996. Depreciation, depletion and amortization also increased from fiscal 1995 to 1996, although such increase was offset by an increase in revenues. Finally, general and administrative expenses actually decreased from 1995 to 1996, primarily as a result of the Company's president serving without compensation.

     Despite the Company's profitability for the three and nine month periods ended December 31, 1996, the Company experienced a net loss per common share. The net loss per common share includes provision for the eight percent (8%) per annum cumulative dividend payable on the Series "C" Preferred Stock in accordance with the provisions of that security. The dividend although not declared or accrued, is considered when computing the Company's net loss per share. The computed dividend for the three and nine months ended December 31, 1996 was $360,000. Preferred Stock may be converted into Common Stock voluntarily by the holder beginning immediately and redeemed by the Company beginning March 17, 1997. Conversion of the Preferred Stock into Common Stock would eliminate this dividend in future periods.

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


Item 6.  Exhibits and Reports on Form 8-K.

                  A.   Exhibits: None.

                  B.   Report of Form 8-K:

                       The Company filed the following Reports on Form 8-K during the quarter ended December 31, 1996:

                       (i) Report dated November 6, 1996 regarding completion of the private placement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED STATES EXPLORATION, INC.



Date:   Feb. 18, 1997                       By: /s/  DEMETRIE D. CARONE
     ----------------------------              --------------------------------
                                                Demetrie D. Carone, President