Form 10KSB
period 1997-03-31
UNITED STATES EXPLORATION INC
filed 1997-07-15
CIK 847074

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended        March 31, 1997     or
                                       ----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from __________ to __________

       Commission File Number     0-18981

                         UNITED STATES EXPLORATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                   84-1120323
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             identification No.)

1901 New Street, Independence, Kansas                      67301
---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (316) 331-8102
                                                     -------------

Securities registered pursuant to Section 12(g) of the Act:


                         Common Shares, $.0001 par value
                         -------------------------------
                                 Title of Class

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
            -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal year were $4,513,387.

The aggregate market value of the 3,826,215 Common Shares held by nonaffiliates of the Company as of March 31, 1997, is approximately $12,435,199 based upon the last reported sale of the Company's Common Shares as of July 1, 1997.

The total number of Common Shares outstanding as of March 31, 1997 was 8,312,358.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                TABLE OF CONTENTS

        FORM 10-KSB ANNUAL REPORT - FOR FISCAL YEAR ENDED MARCH 31, 1997

                         UNITED STATES EXPLORATION, INC.

PART I                                                                    Page
------                                                                    ----

     Items 1 and 2.    Business and Properties........................      1

     Item 3.           Legal Proceedings..............................      20

     Item 4.           Submission of Matters to a Vote of
                       Security Holders ..............................      20

     Item 5.           Market for Company Securities and Related
                       Shareholders Matters...........................      20

     Item 6.           Management's Discussion and Analysis of
                       Financial Conditions and Results of
                       Operations.....................................      22

     Item 7.           Financial Statements and Supplementary Data....      27

     Item 8.           Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure.........      27

PART II

     Item 9.           Directors and Executive Officers...............      28

     Item 10.          Executive Compensation.........................      29

     Item 11.          Security Ownership of Certain Beneficial
                       Owners and Management..........................      31

     Item 12.          Certain Relationships and Related Transactions.      33

PART IV

     Item 13.          Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K............................      34

     Signature Page...................................................      36

     Index to Financial Statements....................................      37

                                GLOSSARY OF TERMS

BBLS:                         Barrels.

BOPD:                         Barrels of oil per day.

BLANKET LEASE:                The  mineral  lease  between  the  Company and the
                              Osage Indian tribe covering  approximately  64,000
                              acres in Osage County Oklahoma and including provision for additional drilling obligations to hold portions of the lease.

COMPLETION:                   The  procedure  used in finishing and equipping an
                              oil or gas well for production.

DEVELOPMENT WELL:             A well drilled within the proved area of an oil or
                              gas reservoir to the depth of a stratigraphic horizon known to be productive for the purpose of extracting proved oil or gas reserves.

DRY HOLE:                     An exploratory  or a development  well found to be
                              incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

EXPLORATORY WELL:             A well  drilled to find and  produce oil or gas in
                              an undeveloped area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir. Generally, an exploratory well is any well that is not a development well.

FERC:                         Federal Energy Regulatory Commission.

GROSS ACRE:                   An acre in which a working  interest is owned. The
                              number of gross acres is the total number of acres in which working interests are owned.

GROSS WELL:                   An oil or gas well in which a working  interest is
                              owned.

LEASES: Full or partial leasehold interests in oil and gas prospects, authorizing the owner thereof to drill for, reduce to possession and produce and sell oil and gas, upon payment of rentals, bonuses and/or royalties.

MMBTU: Million British Thermal Units. A British Thermal Unit is the quantity of heat required to raise the temperature of one pound of water 1(degree) F. at or near its point of maximum density.

MCF:                          Thousand cubic feet.

MMCF:                         Million cubic feet.

NGL:                          Natural gas liquids.

NET ACRES:                    One net acre is  deemed  to exist  when the sum of
                              the fractional ownership of working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres, expressed as whole numbers and fractions thereof.

NET WELL:                     One net well is  deemed  to exist  when the sum of
                              the fractional ownership interests in gross wells equals one.

NET REVENUE                   An interest  owner's pro rata share of total gross
INTERESTS ("NRI"):            revenues,  after  deduction of royalties and other
                              burdens but before payment of operating expenses, derived from the sale of oil and gas from a specific property.

PROSPECT:                     An  area  believed  to  contain  related  geologic
                              features and thought to be productive of oil and gas.

PROVED DEVELOPED              Reserves  that  can be  expected  to be  recovered
BEHIND PIPE                   through existing wells with existing equipment and
RESERVES (PDBP)               operating   methods   but  behind  the  casing  of
                              existing wells or at minor depths below the present bottom of such wells and where the cost of making such oil and gas is relatively small compared to the cost of a new well.


PROVED DEVELOPED              Quantities  of oil and gas  which geological  and
PRODUCING(PDP):               engineering   data   demonstrate  with  reasonable
                              certainty to be  recoverable  in future years from
                              known  reservoirs  under  existing   economic  and
                              operating conditions at prices and costs as of the date the estimate is made.

PROVED RESERVES:              Those  quantities  of oil  and  gas  which  can be
                              expected with little doubt to be recoverable commercially at current prices and costs, under existing regulatory practices and with existing conventional equipment and operating methods.

PROVED UNDEVELOPED            Reserves  that are expected to be  recovered  from
RESERVES (PUD):               new wells on  undrilled  acreage or from  existing
                              wells where a relatively major expenditure is required for recompletion.


WORKING INTEREST              The operating interests under an oil and gas lease
("WI"):                       entitling  the  holder at its  expense  to conduct
                              drilling and  production  operations on the leased
                              property   and  to   receive   the  net   revenues
                              attributable to such interest after payment of royalty and overriding royalty interests and other lease burdens.

                                 INDEX OF TABLES


Table             Description                                            Page
-----             -----------                                            ----

I                 Average Production Costs and Sales Prices...........    3

II                Average Daily Flow-Through .........................    8

III               Developed Properties ...................... ........    10

IV                Remaining Reserves, March 31, 1997..................    12

V                 Remaining Reserves, March 31, 1996..................    13

VI                Remaining Reserves, March 31, 1995..................    13

VII               Future Net Revenues (non-escalated basis)...........    14

VIII              Present Value of Estimated Future Net Revenues......    15
                    (non-escalated basis)


                             Additional Information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission. (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: Market prices in the oil and gas industry, results of drilling, recompletions and work-overs undertaken by the Company, future acquisitions, competition with other regional suppliers of oil and gas products, relationships with third parties regarding utilization of Company owned gas gathering systems and the overall economic climate. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. The Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES

General Development of Business

     United States Exploration, Inc. (the "Company") was incorporated under the laws of the State of Colorado on January 9, 1989. The Company completed its initial public offering in July of that year. Since that time, the Company's Common Shares have traded in the over-the-counter market. The Company's Common Shares are currently quoted in the NASDAQ Small Cap Market.

     The Company commenced operation in the oil and gas industry in May, 1990 in connection with the acquisition of oil and gas assets from a public Canadian company, Cirque Energy, Ltd., formerly known as Petrolantic Ltd. At that time, the Company acquired oil and gas assets consisting of producing and undeveloped properties and interests in gas gathering systems, in exchange for the issuance of its Common Stock. Subsequently, the Company reacquired and retired a majority of that Common Stock in exchange of the issuance of convertible debentures. All of those debentures were subsequently retired or converted. Since completion of the acquisition from Cirque, the Company has operated as an independent producer of oil and gas.

     All of the Company's operations are currently located in southeast Kansas and central and northeast Oklahoma. The Company owns high percentage working interests and net revenue interests in both oil and gas properties, and interests in numerous gas gathering systems. During fiscal 1997, a decision was made to discontinue operation of a wholly-owned subsidiary which operated as a drilling contractor. Accordingly, the Company's drilling activities are currently conducted through independent drilling contractors. The Company owns and manages most of its oil and gas interests through wholly-owned subsidiaries, including Argas, Inc., Producers Service, Incorporated, Performance Petroleum Corporation, U.S. Gas Gathering, Inc. and Pacific-Osage, Inc. All references in this Report to the Company include United States Exploration, Inc. and its wholly-owned subsidiaries.

     Since inception, the Company has pursued a strategy of growth through acquisition. During the fiscal year end March 31, 1997, the Company continued that process by completing a number of acquisitions. Effective January 15, 1997, the Company consummated the acquisition of all of the assets of Five Star Petroleum, Inc., consisting of oil and gas leases located in northeast Oklahoma and oil and gas production and storage equipment located in proximity to the leases. Contemporaneously, the Company acquired all of the outstanding stock of ZCA Gas Gathering, Inc., subsequently changed to U.S. Gas Gathering, Inc. ("US Gas") a privately-held Delaware corporation. The assets of U.S. Gas consisted of a fifty percent interest in a gas gathering system, stored natural gas, producing natural gas wells and the Blanket Lease. Both of these acquisitions, as well as smaller acquisitions consummated during the fiscal year, were completed with affiliates of the Company. (See "Developments During Fiscal 1997").

     As of the date of filing this Report, the Company is negotiating with Bruce
D. Benson and certain related entities, to acquire additional oil and gas assets. Such assets consist of an additional gas gathering system, oil gathering system, salt water disposal system, producing oil and gas leases in southeast Kansas and northeast Oklahoma, a processing plant and related equipment and supplies. Negotiations with Mr. Benson, if successful, may result in him assuming a management role with the Company. However, as of the date of filing this Report, no agreement has been executed, and there is no assurance that such acquisition will be completed.

Oil and Gas Operations

     All of the Company's current operations are located in the United States, in the States of Kansas and Oklahoma. The Company primarily holds high percentage working and net revenue interests in oil and gas leases in Montgomery, Cowley and Chautauqua Counties, Kansas and Osage, Kay, Noble and Logan Counties, Oklahoma, as well as interests in certain gas gathering systems located within the same geographic regions. The Company also operates a limited number of wells for third parties. Prior to the acquisition of Performance Petroleum Corporation ("Performance"), the Company's operations primarily focused on natural gas. With the acquisition of Performance and the subsequent acquisition of the Five Star Petroleum assets ("Five Star"), the Company acquired a number of primarily oil producing properties. These acquisitions, in addition to substantially increasing the Company's production, allowed it to diversify such production into both natural gas and oil.

     During the fiscal year ended March 31, 1997, the Company recompleted eight wells in connection with management's efforts to increase production of gas on certain of the Performance leases and commence production on the Blanket Lease in Osage County, Oklahoma. The recompletion of one of these wells located in proximity to the US Gas Gathering System was accomplished in conjunction with a joint venture agreement between the Company and Thermal Energy Corporation of Tulsa, Oklahoma, in which the Company holds a 50% interest. (See -- "Developments During Fiscal 1997"). Of the first six wells recompleted, four of the wells were determined to be non-commercial, one is a producing gas well and one is still in the process of being tested. In December of 1996, the Company recompleted one additional well in Kay County, Oklahoma. The recompletion was effected to take advantage of seasonally high gas prices which existed during the 1996-97 winter and is currently producing. In addition, the Company recompleted a formerly shut in oil well in an attempt to establish commercial gas production. After testing, it was determined that insufficient commercial gas existed and the well was returned to temporarily abandoned status. During fiscal 1997, the Company expended an aggregate of $111,386 on these and other development efforts.

     The Company has not conducted extensive exploration or development on its own, due to previous limitations on working capital. Rather, management has focused efforts on obtaining currently producing oil and gas assets and on recompleting existing wells located on Company owned properties. This allows the Company to increase its revenues without expending large amounts of capital for exploration or development. The acquisitions of Five Star Petroleum, US Gas, Argas and additional leases during fiscal 1997 and the corresponding recompletion work on these properties were part of this strategy. During the fiscal year ended March 31, 1997, the Company expended approximately $2,220,000 on these acquisitions. (See "-Developments for Fiscal 1997").

     The assets of the Company consist generally of interests in various gas gathering systems and oil and gas leaseholds covering approximately 79,000 gross acres, located in proximity to such systems and to gas gathering systems owned by third parties. All of the assets are located in Chautauqua, Cowley and Montgomery Counties, in Southeast Kansas, Osage and Kay, Noble and Logan Counties in north central and northeast Oklahoma. All of the leases in which the Company owns an interest are currently held by production. The Company intends to continue operation of the gas gathering systems and oil and gas leaseholds, alone and in conjunction with industry participants. The Company is also exploring opportunities to acquire additional producing reserves, although no definitive agreements have been executed to date. Management estimates that the Company's assets were producing at the rate of approximately 1,206 mcf of natural gas per day and 255 BOPD at March 31, 1997 from 220 producing oil and gas wells.

     Net oil and gas production (after royalties), average production costs and average sales prices for the Company's products for the years ended March 31, 1997, 1996 and 1995 are shown in the table below:



                                     TABLE I
                                     -------
                           Net Oil and Gas Production,
                    Average Production Costs and Sales Prices

                             Net                     Production
Year Ended               Production                  Cost Per                  Average Sales Price
March 31,         Oil (bbl)        Gas(mmcf)         Equivalent Unit(1)        Oil (bbl)      Gas (mcf)
---------         ---------        ---------         ---------------           ---------      ---------

1997              88,114           318               $9.42 (2)                 $20.25          $2.57
1996              59,177           186                7.23                      16.48           1.74
1995                1120            78                6.23 (3)                  14.47           1.84

----------

(1) Production costs per equivalent unit is calculated at the rate of 6 mcf natural gas per bbl of oil.

(2) The increase in the Cost per Equivalent Unit of production during the fiscal year ended March 31, 1997 is attributable to an increase in oil production, relative to the production of natural gas, and the higher costs generally associated with producing oil.

(3) Does not include the Company's net revenue interests in certain coal bed gas wells operated for third parties. If such interests were included, the Cost per Unit would be $4.63 for 1995.

----------

     The substantial increase in production of oil and gas during fiscal 1996 and 1997 shown in the above table was the result of acquiring Performance Petroleum, and the assets included in that acquisition. (See "--Properties").

Industry Segment

     The Company operates exclusively in one industry, the oil and gas industry.

Exploration, Development and Acquisition of Oil and Gas Properties

     Management and consultants of the Company are continually involved in reviewing Company owned properties and other prospects to determine the desirability of exploration, development and acquisition of reserves. Due to limited working capital, the Company has drilled no new wells in the last three fiscal years. As of the date of filing this Report, the Company has recently recompleted one gas well and one oil well, both of which are producing. During the three years ended March 31, 1997, the Company expended the following net amounts for exploration, development and acquisition of oil and gas properties.

                           Year Ended
                           March 31,                       Investment
                           ----------                      ----------

                           1997                            $2,093,216
                           1996                             5,598,686
                           1995                                56,684


Developments for Fiscal 1997

     The major developments during fiscal year 1997 were a change in the Company's management and the acquisitions of additional oil and gas assets. Effective September 17, 1996, the Company experienced a change in control. Mr. Demetrie D. Carone was elected to serve as the President, Chief Executive Officer and member of the Board of Directors, replacing Terry L. Carroll. Prior to his election as an officer and director, Mr. Carone was an investor in the Company who beneficially owned more than 5% of the Company's outstanding Common Stock. Mr. Carone did not acquire any additional shares of the Company's Common Stock as a result of his election as an officer and director. Mr. Carone serves in the positions to which he was elected at the will of the Board of Directors. His term as director will continue until the next annual meeting of shareholders and until his successor is duly elected and qualified.

     In connection with the change in control of the Company and also effective September 17, 1996, the Company accepted the resignation of Terry L. Carroll, the Company's former President, from all positions held by him with the Company, its subsidiaries and affiliates. In connection with the acceptance by the Company of Mr. Carroll's resignation, Mr. Carroll released and relinquished any and all claims for wages, salary, employee benefits or other compensation which may have been due him from the Company for past services rendered. The Company agreed to enter into a lease agreement with Mr. Carroll covering the business premises of the Company and a residential lease covering a residential property used by the Company's operations manager. The Company and Mr. Carroll each agreed to indemnify and hold the other harmless from any and all claims, suits or causes of action whether known or unknown arising from the past relationship.

     Effective October 1, 1996, the Company completed the acquisition of all of the outstanding stock of Argas, Inc. ("Argas"), a Kansas corporation for the purchase price of $160,000. The primary asset held by Argas was its interest in the USX-Argas 1996 Joint Venture (the "Joint Venture"). The Company participated in the Joint Venture as a 49% owner with Argas owning the remaining 51%. The Joint Venture owned and operated four gas gathering systems, known as Chautauqua, Havana, Cowley and Elgin and operated a fifth for another joint venture in which the Company previously owned a 50% interest. Subsequent to the acquisition of Argas, the Company holds a 100% interest in the Joint Venture. Argas was controlled by a former affiliate of the Company, Terry L. Carroll, and his wife, Violet M. Carroll. The acquisition price was negotiated by the Company directly with Mr. Carroll and no appraisal was received from an independent party.

     Effective November 1, 1996, the Company completed the acquisition of all of the assets of Five Star Petroleum, Inc. ("Five Star"), a Colorado corporation, for the purchase price of $1,300,000, paid in cash. The assets purchased by the Company included all of Five Star's interest in and to certain oil and gas leases located in Logan and Noble counties, Oklahoma, covering approximately 560 acres and upon which are located 10 oil wells and 1 salt water disposal well, along with related equipment. The purchase price for this acquisition was provided from the Company's available working capital. The Company's President, Demetrie D. Carone, is also the President of Five Star. The Company did not obtain any independent appraisal of the acquired assets.

     Effective January 15, 1997, the Company completed the acquisition of US Gas Gathering, Inc. ("US Gas"), a Delaware corporation for a net cash purchase price of $560,000. The purchase price for this acquisition was also provided from the Company's available working capital. Upon completion of the transaction, US Gas became a wholly owned subsidiary of the Company. US Gas owns a 50% interest and operates a gas gathering system located in Osage county, Oklahoma which is approximately ninety (90) miles in length. In addition, US Gas is the Lessee under the Blanket Lease covering approximately 64,100 acres of land located in Osage county, Oklahoma upon which are located approximately 30 producing oil and gas wells.

     By resolution of the Osage Tribal Council, the Lease was amended to make provisions for the release of the undeveloped portions of the Lease. Under the terms and conditions of the Amendment to the Lease, US Gas must nominate 10,080 acres or 63 non-producing or undeveloped quarter sections for release back to the Osage Indian tribe each year. Once nominated, US Gas, as the lease owner, will then have one year from the date of nomination within which to either drill a new US Gas gas well on the quarter section or recomplete an existing well on the quarter as a gas well. In the event that US Gas drills a dry hole, it will get a second chance on that quarter section whereby US Gas has the option to attempt another well located in another portion of the quarter section. In the event the second well is also a dry hole or it fails to meet any of the other aforementioned conditions, then the quarter section will revert back to the lessor.

     The Company currently operates the Blanket Lease under a joint venture agreement with Thermal Energy Corporation which essentially provides that each party owns an equal interest in any new wells and each pays an equal portion of the costs to drill those wells.

     The Company's President, Demetrie D. Carone and the beneficial owner of more than 5% of its outstanding stock, Dale R. Jensen, were the only shareholders of ZCA. The Company did not obtain an independent appraisal of the value of ZCA and its related assets prior to this acquisition.

     Finally, effective December 1, 1996, the Company acquired certain oil and gas leases (the "Hull Leases") located in Osage County, Oklahoma for a purchase price of $200,000, paid from the Company's working capital. The Hull leases cover approximately 320 acres and contain 5 oil wells, four of which are currently producing and one of which is shut in. The Hull leases were acquired from a group of individuals including the Company's President, Demetrie D. Carone, who owned or controlled the largest single interest in and to the Hull leases. The Company did not obtain an independent appraisal of the value of the Hull leases. However, management of the Company believes that the purchase price for these assets, as well as the other acquisitions discussed above, were no less favorable than could be obtained from an independent third party. The Company intends to continue operation of all of these assets in the oil and gas industry.

     The Company also completed a private placement of Preferred Stock during the fiscal year, resulting in gross proceeds to the Company of $24,000,000. For a further discussion of the private placement, see Item 6. Management's Discussion and Analysis of Financial Condition.

Marketing

     Production from the Company's properties is sold to various purchasers in the geographic area of the properties. Gas is gathered through gas gathering systems owned or operated by the Company and certain independent third parties and sold to larger gas purchasers or end users. Oil is collected from tanks located near the wells and hauled by trucks to third party purchasers. The Company also acquires natural gas from third party producers, transports the gas through its gas gathering systems and resells to purchasers in conjunction with production from its own properties. The principal markets for oil and gas consumption are industrial and consumer use for heat, manufacturing, power, transportation and residential use.

     During fiscal 1997, there were two customers which accounted for more than 10% of the Company's revenues from oil and gas sales. These customers were:
Conoco, Inc. which purchased all of the Company's oil production in Osage and Kay Counties, Oklahoma and a substantial portion of the Company's oil and gas production in Logan County, Oklahoma; and Woodward Marketing, LLC which purchased all gas production associated with the Company's PSI Pipeline. Loss of either of these customers would temporarily affect revenues to the Company, although management believes the Company will continue to have a market for its products for the foreseeable future.

     The availability of a ready market for the Company's oil and gas will depend upon numerous factors beyond its control, including the extent of domestic production and importation of oil and gas, relative status of the domestic and international economy, the proximity of the Company's properties to gas gathering systems, the capacity of such systems, the marketing of other competitive fuels, fluctuation in seasonal demands and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

     Natural gas produced by the Company and third party producers is transported through gas gathering systems owned or operated by the Company or by third parties to larger gas pipelines owned by third parties. Natural gas gathered by the Company is sold at a spot price determined on a monthly basis by reference to the national market for gas. At March 31, 1997 the Company received an average of $2.57 per mcf for its natural gas. Oil is also sold at prevailing spot prices, which averaged $20.25 at fiscal year end 1997.

Properties

         Ingelside Refinery
         ------------------

     Effective July 18, 1994, the Company completed the acquisition of a crude oil refinery from Tipperary Corporation, a publicly-traded Texas corporation. The refinery has an estimated processing capacity of approximately 10,400 BOPD and miscellaneous storage tanks with capacities of approximately 125,000 barrels. Included within the acquisition were approximately 100 acres of real estate, 80 of which are presently undeveloped and the balance of which contain the refinery. The refinery has been out of operation since the early 1980's due to the prevailing economic conditions of the industry as a whole. The Company is presently attempting to market these assets to a third party.

         Gas Gathering Systems.
         ----------------------

     The gas gathering systems in which the Company owns interests provide facilities for gathering natural gas from remote leases and smaller gathering systems and delivering the gas to larger pipelines for ultimate delivery to end users and other wholesalers. A gathering system is a system of pipelines that extend through or over a series of easements and rights-of-way with various permits or licenses to operate the gathering system, a compressor and a dehydrator. Included in the gathering system are site leases for compressors and dehydrators which are necessary to operate the pipeline. The gathering systems are utilized to transport the Company's natural gas to market, as well as providing the Company with revenue from gathering charges and from reselling natural gas produced by third parties.

     The terms of the rights-of-way and site leases sometimes vary so that the term of one right-of-way may not be co-extensive with another connecting right-of-way. Most rights-of-way and leases will terminate if the pipelines are abandoned. Rentals vary but are generally not significant. Some of the property on which the Company's rights-of-way are located may be subject to land mortgages. Further, as a general rule, there is no nondisturbance agreement between the Company and any mortgage holders. Accordingly, should the land owner default with regard to any requisite mortgage payment, the holder of the mortgage could foreclose and extinguish the Company's interest in that particular right-of-way. In such event, the Company may be forced to renegotiate its rights or consider alternative rights of way.

     The following are the gas gathering systems in which the Company currently owns interests.

     1. PSI. The PSI Gathering System consists of approximately 72 miles of four-inch steel gathering line located in southeast Kansas and traversing the counties of Chautauqua, Cowley and Montgomery. The PSI line generally extends from east to west and collects gas from the three county area for resale to end users under contract with the Company. Prior to acquisition by the Company in February, 1994, PSI purchased a majority of natural gas produced by the Company and gathered through other Company systems.

     PSI is leased from an independent third party pursuant to a 10-year agreement which expires in 1998, with an additional 10-year option in the Company's discretion. (See Note "J" to the Financial Statements). PSI sells to larger gathering systems and end users in proximity to the system.

     2. Peru-Hale Gathering System, Chautauqua County, Kansas. The Peru-Hale Gathering System is approximately 12 miles in length and extends generally north and south from the PSI Line in Chautauqua County, Kansas. This gas gathering system consists of approximately 19 separate rights-of-way, including site leases for a compressor necessary to operate the system. The duration of the different rights of way vary between 10 and 25 years and are generally renewable at the option of the Company. Rentals to land owners are generally not significant, totaling in the aggregate less than $1,000 per year. The Company owns a 100% working interest in this system, which was constructed in 1987. This System presently delivers all gas gathered by it to the PSI Line.

     3. Independence Gas System. The Company owns a 100% interest in the Independence Gas Gathering System. The Gathering System is located approximately 17 miles east of the Peru-Hale Pipeline, in Montgomery County and delivers gas to the PSI Pipeline. The gathering system consists of polyethylene pipe and is approximately 16 miles in length.

     4. Pacific Gas Gathering System. The Company owns a 100% interest in the Pacific gas gathering system located in Osage county, Oklahoma, which was acquired in connection with the Pacific acquisition. The 32 mile gathering system collects gas primarily from leases owned by the Company and which were acquired in connection with the Performance acquisition. The system is constructed primarily of 3" and 4" polyethylene piping. However, approximately 4 miles of the pipeline is constructed of 2-7/8" OD steel pipe.

     5. Cowley I Pipeline. In connection with the Company's acquisition of Argas, Inc. the Company acquired all of Argas' interest in the Cowley I Pipeline located in eastern Cowley county, Kansas. The pipeline consists of approximately
2.5 miles of 4 inch polyethylene plastic piping and 1/2 mile of 3" steel line. The pipeline is located near the western end of the PSI Pipeline and gathers gas from three leases operated by independent third parties for ultimate delivery to the PSI pipeline.

     6. Cowley II Pipeline. In connection with the Company's acquisition of Argas, Inc. the Company acquired all of Argas' interest in and to the Cowley II Pipeline located in extreme eastern Cowley county, Kansas. This pipeline has been shut in without a commercial gas supply for approximately 4 years. The pipeline consists of approximately 4 miles of above ground 6" steel pipe and 1/2 mile of buried 2.5 inch steel pipe. The Company anticipates salvaging approximately 3 miles of the above ground pipe for future use. Approximately 1 mile of the pipeline will remain in place and will be utilized by an independent third party for gas sales into the PSI pipeline starting in late 1997.

     7. Havana-Chautauqua Gathering System. The Company owns the Havana-Chautauqua Gas Gathering System located in Montgomery and Chautauqua counties, Kansas. This system serves an area of approximately 70 square miles and consists of approximately 22 miles of 4" and 6" polyethylene plastic pipeline and extends 4 miles south and 13 miles north of the PSI pipeline. The system gathers gas from nine Company owned leases and from several leases controlled by independent third parties. The system currently gathers approximately 413,000 cubic feet of gas per day for ultimate delivery to the PSI pipeline.

     8. Elgin Pipeline. The Elgin Pipeline is located in Chautauqua County, Kansas. It has been shut in without a commercial supply of gas since approximately 1995. The pipeline consists of approximately 14 miles of 4 and 6 inch steel pipe and 3 miles of 2 and 3 inch buried polyethylene pipe. The Company anticipates using portions of the pipeline along with the SEK pipeline, to which it is adjacent, to transport low-BTU gas into Oklahoma where the low BTU gas can then be blended with higher quality gas.

     9. US Gas Gathering. The US Gas Gathering System ("US Gas") in which the Company owns a 50% interest, consists of approximately 90 miles of pipeline ranging in size from 2 to 12 inches in diameter. US Gas serves a 6 township (216 square miles) area of eastern Osage County, Oklahoma. The primary source of gas for US Gas is the Blanket Lease covering approximately 64,160 acres on which are located approximately 30 producing oil and gas wells. The pipeline also purchases gas from several independently operated properties located both on and off the Blanket lease. The primary source of gas sales from US Gas is the smelting facility owned by the Zinc Corporation of America located in Bartlesville, Oklahoma. Sales are also made to local rural residential gas customers. Excess produced gas is transported to the Company owned Pacific Gas Gathering System which in turn sells gas to Williams Natural Gas Company.

     10. SEK Gathering System, Chautauqua County, Kansas. The Company owns a 100% working interest in the Southeast Kansas ("SEK") Gathering System, also located in Chautauqua County. This gathering system extends approximately 10 miles south from the PSI Line and is constructed of 4-inch steel and 6-inch polyethylene material. This system is currently shut down due to lack of production in the surrounding area.




                                       TABLE II
                              AVERAGE DAILY FLOW-THROUGH

PIPELINE                   YEAR ENDED                 CURRENT               MAXIMUM
--------                   MARCH 31, 1997             CAPACITY              CAPACITY (2)
                           --------------             --------              --------

PSI                           1,250mcfd (3)           3,000 mcfd            10,000 mcfd
PERU-HALE                       732                   1,200                  6,000
INDEPENDENCE (1)                144                   1,200                  2,500
PACIFIC                         263                   1,250                  5,000
COWLEY I (1)                     28                     200                  1,000
COWLEY II (4)                     0                       0                  1,000
ELGIN (5)                         0                       0                  2,000
HAVANA-
CHAUTAUQUA (1)                  413                   1,200                  2,500
US GAS GATHERING (1)(6)         256                   2,500                  4,000
SEK                               0                       0                  1,500


-------------

1 The figures contained herein represent partial year results as the pipeline was only operated by the Company for a period of six months.

2 Subject to available supply and demand, maximum capacity can be achieved by increasing the size of the compressor on the gas gathering system.

3. Includes all gas gathered through Peru-Hale, Independence, Cowley I and Havana-Chautauqua, which is delivered to the PSI Pipeline.

4. The Cowley II pipeline has been shut down since November 30, 1992 due to the lack of producing wells within the vicinity which this pipeline serves.

5. The Elgin pipeline has been shut down since August 31, 1995 due ot lack of exploration in the vicinity which this pipeline serves.

6.   The Company owns a 50% interest in this Pipeline.

-------------

     Oil and Gas Properties.
     -----------------------

     1. Peru-Hale Pipeline Region, Chautauqua County, Kansas. The Company owns a 100% working interest (87.5% net revenue interest) in approximately 1,998 acres of oil and gas leases in the area surrounding the Peru-Hale Gathering System, in southeast Kansas. The area contains 29 wells, of which 11 are producing, one salt water disposal well, and 17 are shut-in at March 31, 1997. Developmental drilling to date has established proved reserves of 27,310 bbls of oil and 1,888 mmcf of natural gas in this area. Production levels approximate 168 mcf of natural gas per day and approximately 2.7 BOPD at March 31, 1997.

     2. Havana-Chautauqua Pipeline Region, Montgomery and Chautauqua Counties, Kansas. The Company has a 100% working interest (87.5% net revenue interest) in 2,783 acres of oil and gas leases located in proximity to the Chautauqua-Havana Gas Gathering System in Chautauqua and Montgomery Counties, Kansas, owned by the Company. The properties are in close proximity to the interest held by the Company in the Peru-Hale Pipeline Region. Each of these properties, in turn, is in close proximity to the PSI Line and the Williams Natural Gas Pipeline (owned by an unaffiliated third party), crossing southern Kansas.

     The Chautauqua-Havana Pipeline property currently contains 13 producing wells and 35 shut- in wells, and four salt water disposal wells. Developmental drilling to date has established proved reserves of 21,490 bbls of oil and 2,611 mmcf of natural gas in this area. Daily production from these leases was approximately 71 mcf of natural gas per day at March 31, 1997.

     3. Central Oklahoma Properties. As a result of the Performance acquisition, the Company has a 100% working interest in six leases in Kay County, Oklahoma. As a result of the Five Star acquisition, the Company has a 100% working interest in 5 leases in Logan and Noble Counties, Oklahoma. In the aggregate, these 11 leases contain 23 producing wells and five non-producing wells, including a certain number of salt water disposal wells. The Company's net revenue interest in these properties ranges from 81.25% to 87.5%. Drilling to date has established proved developed producing reserves estimated at 1,227 mmcf of gas and 249,490 bbls of oil. Daily production from these leases was approximately 494 mcf of natural gas per day and approximately 72 BOPD at March 31, 1997.

     4. Osage County, Oklahoma Properties. Also as a result of the Performance acquisition, the Company has a 100% working interest in 31 leases in Osage County, Oklahoma covering approximately 8,680 acres. The 31 leases contain 143 producing wells and 159 non-producing wells, including a certain number of salt water disposal wells. Drilling to date has established proved developed producing reserves estimated at 1,061 mmcf of gas and 479,380 bbls of oil. Daily production from these leases was approximately 257 mcf of natural gas per day and approximately 173 BOPD at March 31, 1997.

     5. US Gas Region, Osage County, Oklahoma. As a result of the US Gas acquisition, the Company presently has a 100% working interest (83.333% net revenue interest) in a Blanket Lease covering approximately 64,160 acres in Osage County, Oklahoma. The Lease contains 30 producing wells and 7 non-producing wells, including a certain number of salt water disposal wells. Drilling to date has established 2,921 mmcf of gas and 14,750 bbls of oil. Under the terms and conditions of the Company's Lease Agreement with the Osage Indian Tribe, the Company must nominate 10,080 acres or 63 non-producing or undeveloped quarter sections at the end of each lease year for release. Once nominated, the Company then has one year within which to drill a new well or recomplete an existing well on the nominated quarter sections. At the end of the nominating year, the quarter sections which remain undeveloped will be released back to the Osage Indian Tribe and will be deleted from the Blanket Lease. The nomination and release program will continue until only quarter sections which contain a developed producing well will remain subject to the Lease. Daily production from these leases was approximately 238 mcf of natural gas per day and approximately 8 BOPD at March 31, 1997.

     The following table summarizes gross and net interest producing wells, gross and net developed acres and proved reserves of the Company at March 31, 1997. Unless otherwise stated, all wells are gas wells.

                                                     TABLE III
                                               Developed Properties

                                                                                                  Proved Reserves
                                                                                                  ---------------
                                        Producing
                                          Wells                  Acres                  Oil (Bbls)             Gas (mmcf)
                                          -----                  -----                  ----------             ----------
Property              Location      Gross        Net     Gross       Net         Gross         Net        Gross        Net
--------              --------      -----        ---     -----       ---         -----         ---        -----        ---
Havana-
Chautauqua
Pipeline            Chautauqua       13           13      2,783       2,783      24,560        21,490      3,134       2,613
Region              County, KS
---------------------------------------------------------------------------------------------------------------------------
Peru-Hale
Pipeline            Chautauqua       11           11(1)   1,998       1,998      31,220        27,310      2,289       1,888
Region              County, KS
---------------------------------------------------------------------------------------------------------------------------
Osage               Osage
Region              County, OK       143          143(2)  8,680       8,680     585,460       479,390      1,300       1,060
---------------------------------------------------------------------------------------------------------------------------
US Gas Pipeline     Osage
Region              County, OK        30           30(3) 64,160      64,160(5)   18,110        14,750      3,524       2,921
---------------------------------------------------------------------------------------------------------------------------
Central             Kay, Noble &
Oklahoma            Logan            23            23(4)  1,440       1,440     296,180       249,490      1,468       1,226
Region              Counties, OK
---------------------------------------------------------------------------------------------------------------------------
TOTALS                               220          220    79,061      79,061     955,530       792,430     11,715       9,708

----------------
(1)  Includes 2 oil wells.

(2)  Includes 140 oil wells.

(3)  Includes 6 oil wells.

(4)  Includes 22 oil wells.

(5) Portions of this acreage are subject to drilling oligations to hold the acreage. In addition, a third party has the right to earn a 50% interest in wells drilled on this acreage.

Reserves

     Included below is selected information from reports of an independent petroleum engineering firm retained by the Company for the assets presently owned by the Company. Information is taken from reports of Petroleum Consultants, Inc. ("PC") and were prepared for the Company. These examinations included the following:

     1. A study and evaluation of the oil and gas reserves and production for the Company properties, during the fiscal years ending March 31, 1997, 1996 and 1995;

     2. Tests to estimate the Company's proved oil and gas reserves to project timing of future production from proved reserves and project timing of future production and expenditures required to develop proved undeveloped reserves based upon current costs, assuming continuation of existing economic conditions; and

     3. Other such procedures and examinations which PC considered necessary under the circumstances.

     The following factors are applicable to the tables set forth below with respect to the Company's estimated proved reserves and estimated future oil and gas revenues:

     1. Non-escalated Basis Reporting. All estimates are made on the basis of non-escalated reporting. This estimate of reserves, estimated future net revenues and present value of estimated future net revenues, is based upon the assumption that oil and gas prices will remain at current levels and that production costs will not escalate in the future.

     2. Oil and Gas Prices and Operating Costs. Information contained in the reserve reports is based on certain assumptions regarding prices of oil and gas, operating costs and future investment necessary to produce hydrocarbons. The 1997 report assumes current field prices of $18.25 per barrel of oil and $1.08 or $1.14 per mcf of gas for the Company's Kansas properties, depending upon which pipeline the lease is connected; $20.98 per barrel for oil and $1.12 per mcf of gas located on the Osage County properties; $1.36 per mcf for the Company's central Oklahoma properties except for the Williams lease, which was $1.53 per mcf and the Company operated wells in Logan County, Oklahoma, where the per mcf price was $1.67; and the ZCA properties where the price per barrel for oil was $20.98 and the price per mcf for gas was $1.06. The 1996 report assumes oil prices of $19.50 and $20.70 per barrel for the properties located in Kansas and Oklahoma respectively, and gas prices of between $1.00 and $2.00, depending on which pipeline the lease is connected. The 1995 report assumes oil prices of $17.25 per barrel for oil and prices of either $.87 or $1.24 per mcf for natural gas, depending upon which pipeline the lease is attached. Average monthly operating expenses were obtained from the Company, as were investments necessary for additional development.

     3. Proved Developed and Undeveloped Reserves. The following tables take into account total proved reserves, defined as those quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved reserves have been limited to those quantities of oil and gas which can be expected with little doubt to be recoverable commercially at current prices and costs, under existing regulatory practices and with existing conventional equipment and operating methods. Proved developed reserves are limited to those reserves expected to be produced from completion intervals now on production in existing wells or reserves existing behind the casing of existing wells or at minor depths below the present bottom of such wells which are expected to be produced in the predictable future, where the cost of making such oil and gas available for production is relatively small compared to the cost of a new well. Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of the Company as of March 31, 1997, 1996 and 1995.


                                               TABLE IV (1)
                                  Remaining Reserves at March 31,1997
                                  -----------------------------------

                                                                     Natural Gas
                           Crude Oil & NGL's                         -----------
                           Gross            Net                      Gross            Net
                           -----            ---                      -----            ---
                           bbls             bbls                     Mmcf             Mmcf

Proved Developed
Producing                  699,570          579,830                  3,956            3,064
Nonproducing                81,450           68,040                  3,905            3,313
                           -------          -------                 ------            -----
Subtotal                   781,020          647,870                  7,861            6,377

Proved Undeveloped         174,510          144,560                  3,854            3,331

TOTAL PROVED               955,530          792,430                 11,715            9,708
                           -------          -------                 ------

---------------

(1) For a description of the decrease in Company reserves from March 31, 1996 to March 31, 1997, see "Decrease in Reserves for Fiscal 1997" below.

---------------


                                                      TABLE V
                                                      -------
                                        Remaining Reserves at March 31,1996
                                        -----------------------------------

                                                                   Natural Gas
                           Crude Oil & NGL's                       -----------
                           Gross            Net                    Gross           Net
                           -----            ---                    -----           ---
                           bbls             bbls                   Mmcf            Mmcf

Proved Developed
Producing                  710,992         580,850                 1,951           1,451
Nonproducing               102,038          87,682                 3,350           2,873
                         ---------        --------                 -----           -----
   Subtotal                813,030         668,532                 5,301           4,324

Proved Undeveloped       1,418,453        1,128,787                5,923           5,176
                         ---------        ---------                -----           -----

TOTAL PROVED             2,231,483        1,797,319               11,224           9,500
                         =========        =========               ======           =====




                                                     TABLE VI
                                                     --------
                                        Remaining Reserves March 31, 1995
                                        ---------------------------------

                                                                   Natural Gas
                           Crude Oil & NGL's                       -----------
                           Gross            Net                    Gross            Net
                          -----------------------                 ----------------------
                           bbls             bbls                   Mmcf             Mmcf

Proved Developed
Producing                  2,777            2,432                   260              160
Nonproducing              76,480           66,915                 2,090            1,828
                          ------           ------                 -----            -----
   Subtotal               79,257           69,347                 2,350            1,988

Proved Undeveloped        14,491           12,685                 5,097            4,460
                          ------           ------                 -----            -----

TOTAL PROVED              93,748           82,032                 7,447            6,448
                          ======           ======                 =====            =====


     Decrease in Reserves for Fiscal 1997. The substantial decrease in reserves from March 31, 1996 to March 31, 1997 is attributable to an adjustment in estimates of reserves. The greatest component of the downward adjustment is attributable to a proposed secondary recovery project in Oklahoma. A particular field was estimated to have reserves recoverable from a water flood project proposed to be undertaken in the future.

     During fiscal 1997, the geological staff and engineering consultants of the Company performed further analysis of these lease wells to determine the feasibility of installing the proposed field-wide water flood. The Company's further analysis indicated that the reservoir targeted for secondary recovery did not have characteristics suitable for a large scale water flood project and the expenditures for such a project would bear considerable risks. At the conclusion of this analysis, the Company and its independent engineering consultants decided to eliminate these reserves for fiscal 1997. The Company hopes to modify the proposed water flood program on this lease starting with a smaller pilot project. Reserves for this modified program have not yet been determined by the Company or its engineers.

     Increase in Reserves for Fiscal 1996. The substantial increase in estimated reserves at March 31, 1996 compared to those estimates at March 31, 1995 is attributable to the acquisition of Performance Petroleum. That acquisition added an estimated 1,772,427 bbls of oil and 2,336 mmcf of natural gas.

     The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates may change as future information becomes available.

     The Company did not file any reports pertaining to its reserves with any governmental authority or agency, other than the information contained in this Report, during the period ended March 31, 1997, or thereafter. The Company does not have any reserves subject to long-term supply or similar agreements with foreign governments or authorities.

     Following is information provided by the Company's independent engineers concerning the estimated future oil and gas revenues of the Company's estimated proved oil and gas reserves net of future operating and development costs and the present value of estimated future net revenues from proved oil and natural gas reserves calculated on a 10% non-escalated basis. No provision has been made for Federal income tax and accordingly, the disclosures in these tables differ slightly from the disclosure in the Financial Statements. For further information concerning the Company's oil and gas reserves, see "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

                                         TABLE VII
                                         ---------

                             Estimated Future Net Revenues from
                           Proved Net Oil and Natural Gas Reserves
                                   (non-escalated basis)

                         March 31, 1997             March 31, 1996           March 31, 1995
                         --------------             --------------           --------------
                           ($000's)                    ($000's)                 ($000's)
Proved Developed
  Producing                $  7,704                    $  7,186                  $   71
Nonproducing                  3,036                       3,777                   2,048
                           --------                    --------                  ------
Subtotal                     10,740                      10,963                   2,119

Proved Undeveloped         $  4,013                      23,407                   1,786
                           --------                    --------                  ------

TOTAL PROVED               $ 14,753                    $ 34,370                  $3,905
                           ========                    ========                  ======


     The substantial decrease in estimated future net revenues as of March 31, 1997 is primarily attributable to the Company's determination that reserve estimates for certain Company owned properties should be decreased pending further study of an anticipated water flood recovery program. (See - "Decrease in Reserves for Fiscal 1997").

     The substantial increase in estimated future net revenues during the year ended March 31, 1996 is attributable to the acquisition of Performance Petroleum. Properties associated with that acquisition contribute $27,186,734 of the estimated future net revenues at March 31, 1996.


                                    TABLE VIII
                                    ----------

                             Present Value of Estimated
                              Future Net Revenues from
                          Proved Oil and Natural Gas Reserves
                            (based upon a 10% discount rate)
                                  (non-escalated basis)

                            March 31, 1997        March 31, 1996       March 31, 1995
                            --------------        --------------       --------------
                                ($000's)             ($000's)             ($000's)

Proved Developed
  Producing                     $  5,013            $  5,178               $    63
Nonproducing                       2,074               2,679                 1,463
                                --------            --------               -------
Subtotal                           7,087               7,857                 1,526
Proved Undeveloped                 2,549              11,846                 1,086
                                --------            --------               -------

TOTAL PROVED                    $  9,636            $ 19,703               $ 2,612
                                ========            ========               =======



Titles

     The Company acquired substantially all its properties from third parties through acquisition. The properties acquired from Cirque were based upon the warranties and representations as to good title made by the officers and directors of that entity. The assets acquired from the remaining entities were acquired in an "as is, where is" basis. While the Company has not or did not obtain warranties of title in every case, management undertook procedures designed to be reasonable under the circumstances prior to the acquisition to confirm the status of those titles.

     Although the Company does not intend to regularly investigate titles to oil and gas leases when acquiring unproven acreage, it proposes to do so before any drilling or development is undertaken. Status of title on unproved acreage is determined by the representations and warranties of the seller delivered at closing. However, the Company acquires a title opinion from an attorney prior to making any substantial expenditures on a property. Management believes that its practices are consistent with industry standards.

     The methods of title examination adopted by the Company are reasonably calculated, in the opinion of management of the Company, to insure that production from its properties, if obtained, will be readily saleable for the account of the Company. Certain of the Company's producing properties have been subject to independent title investigations and such titles have been accepted by the Company. Insofar as is known to the Company, there is no material litigation pending or threatened pertaining to its proved acreage. With respect to the rights-of-way, easements and site leases required for the components of the Company's gathering systems, title to the underlying land may be subject to certain defects and encumbrances, none of which are, in the opinion of management of the Company, material in relation to the Company's property and operations.

Facilities

     The Company's executive and administrative offices are located at 1901 New Street, Independence, Kansas 67301. The Company's telephone number is
(316)331-8102. The Company currently occupies this space on a month to month basis pursuant to a lease arrangement with Mr. Terry Carroll and his wife, Violet M. Carroll. The Lease provides for monthly payments in the amount of $806.

     The Company owns an oil field parts and supply store located in Barnsdall, Oklahoma. The store consists of approximately 10,000 square feet of retail space devoted to presentation of inventory and sales offices. In addition, the store has warehouse facilities and related real property covering approximately 6.54 acres of land. The business of the store is to provide wholesale, retail and contracting services to end users of oil field parts and supplies, which supplies consist of various supplies used in the industry.

     The Company  also owns a  non-operating  crude oil  refinery  located  near
Corpus Christie, Texas. This refinery has an estimated processing capacity of approximately 10,400 BOPD and miscellaneous storage tanks with capacity of approximately 125,000 bbls. Included within the company's interest in the refinery facility is approximately 100 acres of real estate, 80 of which are presently undeveloped and the balance of which contain the refinery.

Employees

     The Company currently has 26 employees, including its President/Treasurer and its Vice President/Secretary. In addition to its executive officers, the Company employs a field supervisor, a geologist, accounting and administrative staff and various field personnel. The Company also engages independent contract laborers to supplement the services of its employees on an as-needed basis. At March 31, 1997, the Company engaged approximately three contract laborers in its field operations.

     In connection with his appointment as the Company's President and Chief Executive Officer, Mr. Carone serves at the pleasure of the Board of Directors. Under the terms and conditions of his appointment, Mr. Carone serves in these positions for no compensation and is not subject to the terms and conditions of any formal employment contract with the Company.

     The Company may engage additional employees as its business requires in the future.

Competition

     The Company competes with numerous other firms and individuals in its activities. The Company's competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than those of the Company. Competition in the oil and gas industry is intense.

     The Company also faces intense competition in obtaining risk capital for drilling its prospects and acquiring other assets and may be at a competitive disadvantage compared with more established companies with proven records of successful operations. The competition to obtain drilling funds far exceeds the funds available, and the Company can make no assurance that it will be able to obtain such funding. Management believes that competition for drilling funds is principally dependent upon an analysis of the potential source of revenues, the cost of drilling and related activities, the likelihood of discovering oil or other hydrocarbons in commercial quantities, and the potential size of oil reserves which may be eventually established.

     In its efforts to obtain additional leases, the Company will encounter competition from lease speculators, independent oil firms and major oil companies, many of which have larger financial and other resources than the Company. The ability to acquire leases is generally determined by the amount of cash paid to acquire the lease, the royalty or other interest retained by the transferor, and the nature of any commitment to drill on the leased acreage. In the case of a drilling commitment, the ability to acquire leases is also determined by the perception of the leaseholder of the Company's ability to perform such commitment.

Government Regulation

     The production and sale of oil and gas is subject to Federal and state governmental regulations, including the imposition of excise taxes, the prevention of waste, conservation, pollution controls and price regulations. Most states may regulate the rate of well production and establish maximum daily production allowances, as well as having requirements for obtaining drilling permits, the spacing and operation of wells and other matters. In addition, the Federal government can increase imported oil and gas quantities or impose various regulations in the future.

     The Company's sales of natural gas are subject to regulation by FERC under the Natural Gas Policy Act of 1978 (the "Act"). Most natural gas pricing is presently deregulated and the remaining regulation has no material impact on prices received by the Company. It is not possible to predict the long-term impact of future natural gas price regulation or deregulation. The Company's activities are subject to existing Federal and state regulations governing environmental quality and pollution control. Such regulations have not had a significant effect upon the capital expenditures, earnings or competitive position of the Company.

Miscellaneous

     There are no patents, trademarks, licenses, franchises or concessions held by the Company.

     The oil and gas business is generally not seasonal in nature, although unusual weather extremes for extended periods may increase or decrease demand for oil and gas products.

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or any of its officers or directors in their capacities as such) is a party or to which the property of the Company is subject is pending and no such legal proceeding is known by management of the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SHAREHOLDER MATTERS

     The Company's Common Shares are traded in the over-the-counter market. Commencing April 1, 1993, the Common Shares were approved for listing in the National Association of Securities Dealer's Automated Quotation System ("NASDAQ") under the symbol "USXP". The following table sets forth the range of high and low bid quotations as reported for the Common Shares of the Company for the periods indicated as reported in NASDAQ. Quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.


                                                         Common Shares
                                                     High              Low
                                                     ----              ---
FISCAL YEAR 1997
----------------
First Quarter
(April 1 to June 30)                                 $1.19             $ .63

Second Quarter
(July 1 to Sept. 30)                                 $5.63             $ .69

Third Quarter
(October 1 to Dec. 31)                               $5.38             $3.63

Fourth Quarter
(January 1 to March 31)                              $4.38             $2.81

FISCAL YEAR 1996
----------------
First Quarter
(April 1 to June 30)                                 $1.03             $ .56

Second Quarter
(July 1 to Sept. 30)                                 $1.47             $ .91

Third Quarter

(October 1 to Dec. 31)                               $1.50             $ .75

Fourth Quarter
(January 1 to March 31)                              $1.44             $ .69

     The number of record holders of the Common Shares as of March 31, 1997 was 402, including nominees of beneficial owners. The Company estimates that there were approximately 1,000 beneficial owners of its Common Shares as of that date.

     Holders of the Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Shares have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future. The Series "C" Preferred Stock of the Company currently outstanding prevents the Company from paying any dividends until the Series C Preferred Stock is redeemed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Introduction

     Portions of this section include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See note regarding forward looking statements, p. iv of this Report.

     Effective September 1, 1995, the Company acquired all the outstanding stock of Performance Petroleum Corporation and Pacific Osage, Inc. Effective October 1, 1996, the Company acquired all of the outstanding stock of Argas, Inc. and ZCA Gathering, Inc. The Consolidated Financial Statements of the Company include the assets of these combined entities and results of operations for these subsidiaries from the effective date of acquisition, together with the assets and operations of the Company's other wholly owned subsidiaries, USX Operating Co., Inc. and Producers Service, Inc.

Liquidity and Capital Resources

March 31, 1997
--------------

     The financial position of the Company improved dramatically during the fiscal year ended March 31, 1997, primarily as a result of a private placement of equity securities conducted during the year. Working capital increased from a deficit of $957,641 at March 31, 1996, to a positive $17,062,422 at March 31, 1997, an increase of $18,020,063. Current assets increased from $838,595 at March 31, 1996 to $17,593,425 at March 31, 1997, reflecting receipt of proceeds by the Company from sale of a new class of Preferred Stock in this private placement. In addition to a substantial increase in cash and cash equivalents and a certificate of deposit, the increase in current assets was affected by an increase in accounts receivable in the approximate amount of $200,000. Such increase results from increased operations of the Company and reflects the increased sale of oil and gas to third parties. Accounts payable and accrued liabilities also increased as a result of this increase in operations, although in a smaller amount than the increase in accounts receivable.

     Management is of the opinion that the Company has sufficient liquidity and working capital for the foreseeable future. The Company has no existing commitments for capital expenditures at year end. The Company's focus during fiscal 1998 will be to invest its capital in the exploration, development and acquisition of oil and gas properties in an effort to increase cash flow and profitability.

     The Company completed a private placement of equity securities during the second and third fiscal quarters of 1997. The Company sold 4,000,000 shares of a newly created Series "C" Preferred Stock to qualified investors pursuant to an exemption from the registration requirements of Federal and state securities laws. Proceeds from the offering of $24,000,000 were budgeted for development of currently owned property, acquisition and development of additional property and repayment of debt. The Preferred Stock carries a cumulative dividend of 8% per annum. The Series C Preferred Stock Dividends applicable for the period were $840,000. The Series C Preferred Stock is redeemable at the Company's option at any time at the issue price of $6 per share, plus accrued but unpaid dividends, and is convertible at the holder's option into 2 shares of Common Stock for each share of Preferred. The Series C Preferred Stock has a liquidation preference of $6 per share.

     A portion of the proceeds of the private placement were utilized during fiscal 1997 to reduce debt and acquire additional assets. The Company repaid term debt in the amount of $6,615,210, originally acquired in connection with the acquisition of Performance and Pacific-Osage. As a result of that repayment, the Company was debt free at March 31, 1997. The Company also paid $1,481,000 to acquire additional oil and gas leases and $674,731, net of cash received, to acquire ZCA and Argas. It is anticipated that these acquisitions will assist in expanding the Company's operations during fiscal 1998.

     Cash flow from operations also contributed to an increase in working capital during fiscal 1997. Cash flow from operating activities for the year was $1,316,118, compared to $59,382 for the year ended March 31, 1996.

     Finally, the Company received proceeds from the exercise of outstanding stock options during fiscal 1997, contributing to its overall cash flow. Options to acquire 1,015,700 shares of Common Stock were exercised by officers, directors, former officers and consultants, resulting in net proceeds to the Company of $669,585. Those proceeds were added to Company's working capital and utilized for operations.

March 31, 1996
--------------

     During fiscal 1996, the Company realized its short-term objective of expanding operations through the acquisition of producing oil and gas assets. The Company completed the acquisition of Performance and Pacific Osage effective September 1, 1995. While management believes those acquisitions have improved the Company's financial condition, its liquidity and working capital were adversely effected during the year ended March 31, 1996.

     The working capital deficit at March 31, 1996 was $957,641 compared to a deficit of $850,880 at March 31, 1995, an increase of $106,761. Current assets and current liabilities both increased during fiscal 1996, although current liabilities increased in a greater amount. The greatest factor affecting the decrease in working capital was debt associated with the acquisition of Performance and Pacific Osage. Those acquisitions were financed with a term loan in the amount of $6.8 million, of which approximately $1.2 million was classified as a current liability at March 31, 1996. This note was payable at the rate of $141,000 per month until July, 1997, when the remaining balance was due and payable in full. The note represented the Company's greatest need for liquidity and working capital during 1996.

     The Company relied primarily on cash flow from operations to service this debt during fiscal 1996. However, during the latter portion of the fiscal year, when the monthly payments rose to $141,000, cash flow from operations was insufficient to make the required payments. As a result, the Company relied on restricted cash to satisfy the balance. Restricted cash (available only for repayment of then-existing term debt) at March 31, 1996 represents proceeds of asset or equity sales made by the Company subsequent to execution of the promissory note in September, 1995. At March 31, 1996, the Company had remaining restricted cash of approximately $75,000 with which to service the debt. As a result of its limited cash and insufficient cash flow, management anticipated that the Company required additional cash from outside sources to make the monthly payments during fiscal 1997 and pay the remaining balance when the note matures in July, 1997. The private placement in fiscal 1997 accomplished that objective.

     During fiscal 1996, the Company relied principally on proceeds of the term loan and proceeds from the exercise of stock options to provide capital for development of oil and gas properties and finance the acquisitions of Performance and Pacific. The Company also repaid debt to a different lender in the amount of $397,000. Proceeds from the exercise of stock options totaled $286,500, substantially all of which was received from a consultant to the Company.

     Debentures outstanding during fiscal 1995 were converted to equity during fiscal 1996. In connection with the acquisition of Performance and Pacific, the Company agreed to conversion of the Debentures into shares of its common stock in accordance with the provisions of the Debenture instrument. As a result of that transaction, debt and accrued interest in the amount of $500,000 was converted from current liabilities to stockholders' equity and an additional
2,000,000 shares of common stock were issued by the Company. A substantial portion of those 2,000,000 shares of common stock are now owned by the former owners of Performance.

     Management's efforts to generate additional cash through the acquisition of producing properties was successful, as the Company's operations generated approximately $60,000 of cash during fiscal 1996. This compares to fiscal 1995, when the Company's operations used approximately $235,000 in cash. Despite this improvement, however, the Company continued to require cash from outside sources to service its debt during 1996 and expand its operations. External sources of working capital include one or more proposed equity offerings, either directed by the Company or through an underwriter or broker-dealer. The Company also owns a crude oil refinery, equipment and real estate located in the State of Texas, which are held for resale. However, the Company's efforts to market these assets have continued since calendar 1994, with no definitive agreement to-date.

     Substantially all of the increase in current assets during 1996 is attributable to the acquisition of Performance and Pacific. The increase in cash and accounts receivable are directly attributable to the increased production from the Performance properties and sales and operations from Pacific Osage. The increase in inventories from fiscal 1995 to fiscal 1996 is associated with the parts and supplies store operated by Pacific Osage. The increase in liabilities is also primarily attributable to the acquisition of Performance and Pacific. In addition to current maturities of the long term debt, both accounts payable and amounts due related parties increased. Such increases are also attributable to the operations of Performance and Pacific.

Results of Operations

Year Ended March 31, 1997
-------------------------

     During the fiscal year ended March 31, 1997, the Company realized a net loss of $87,530 on revenues of $4,513,387. This compares to a net loss of $786,165 for the year ended March 31, 1996. Taking into account Series "C" Preferred Stock dividends applicable to the period, the net loss for fiscal 1997 equates to $0.13 per share, compared to a net loss of $0.19 per share during fiscal 1996. Excluding provision for the impairment of assets, which management does not anticipate to be repeated during fiscal 1998, the Company would have realized a profit of $233,867 for the year ended March 31, 1997.

     The improved operations for fiscal 1997 are primarily attributable to acquisitions completed during fiscal 1996 and 1997, together with increased oil and gas prices during 1997 compared to those prevailing during 1996. The acquisition of Performance Petroleum and, to a lesser extent, Five Star Petroleum, resulted in an increase of Company-produced oil and gas. The acquisition of Pacific- Osage contributed to the increase of sale of purchased gas. Finally, the Company received an average of $2.57 per mcf of gas and $20.25 per bbl of oil during 1997, compared to $1.74 and $16.48 during 1996, respectively. Those two factors resulted in revenues from the sale of purchased gas and the Company-produced oil and gas almost doubling from 1996 to 1997.

     Primarily as a result of these acquisitions, the Company's revenues are sufficient to offset operating expenses, together with general and administrative costs. Operating expenses increased from fiscal 1996 to 1997, commensurate with an increase in revenues. General and administrative expenses actually decreased, from $544,915 for the year ended March 31, 1996 to $505,417 for the year ended March 31, 1997. Part of that decrease is attributable to the Company's president serving without compensation during fiscal 1997.

     Other factors affecting the Company's loss are interest income and expense. Interest income increased from $2,064 from fiscal 1996 to $346,294 in fiscal 1997, as a result of temporary investment of the proceeds of the private placement. Interest expense decreased slightly from fiscal 1996 to 1997, from $367,299 to $307,455. Such expense was attributable to the term debt incurred by the Company in connection with the acquisition of Performance and Pacific-Osage. It is not anticipated that such interest expense will be repeated during fiscal 1998, as the Company is presently debt free.

     The loss for fiscal 1997 included provision for impairment of assets in the amount of $321,397. Such amount included a write-down of the Company's investment in oil and gas assets in the amount of $41,432 based upon its oil and gas reserve estimate at March 31, 1997 compared to the amount recorded for such investment. During the fourth quarter, the Company also decided to discontinue its drilling and service business formerly conducted by a wholly-owned subsidiary, USX Operating Co. As a result of that decision, the Company made adjustments totaling $246,000 to write-down equipment, goodwill and supplies inventory to their liquidation or fair values. Finally, the Company recorded an additional impairment reserve of $65,000 to adjust the gas stripping plant and other assets to their net realizable values.

Year Ended March 31, 1996
-------------------------

     During the year ended March 31, 1996, the Company lost $786,165 on total revenues of $2,536,788. Total revenue increased $1,165,767 from the year ended March 31, 1995, or 85%. This substantial increase in revenues resulted from the acquisition of Performance and Pacific, which operations were included with those of the Company effective September 1, 1995. The net loss for the year also decreased, from ($829,149) for the fiscal year ended March 31, 1995 to ($786,165) for the fiscal year ended March 31, 1996. Management anticipates that revenues will continue to increase during fiscal 1997, as a the result of the acquisitions of Performance and Pacific. During fiscal 1997, the operations of Performance and Pacific will be integrated for the entire year.

     The greatest component of the increase in revenues during the year ended March 31, 1996 was sale of Company-produced oil and gas. Revenues from the sale of the Company-produced oil and gas increased from $98,726 for the year ended March 31, 1995 to $1,399,195 for the year ended March 31, 1996. This increase is primarily attributable to the acquisition of Performance and the accompanying properties owned by that entity, and to a lesser extent, improving natural gas prices. Oil and gas production at March 31, 1996 was approximately 335 barrels of oil and 1065 mcf of natural gas per day. Sale of gas purchased from third parties decreased from fiscal 1995 to 1996, as a result of a decreased volume of gas transported by the Company during the latest fiscal year. That decline, in turn, is attributable to declining reserves owned by third parties in proximity to the gas gathering systems and shutting down the SEK gas gathering system. Contracting, drilling and oil field supply sales remained generally constant.

     The Company's gross margin, defined as total revenues less direct operating expenses (excluding depreciation, depletion, amortization and general and administrative expenses) improved substantially during the year ended March 31, 1996 compared to fiscal 1995. The gross margin increased from $261,453 for the year ended March 31, 1995 to $888,070 for the year ended March 31, 1996. Notwithstanding this increase, the Company continued to experience a loss, as income generated from field operations remain insufficient to offset depreciation, depletion and amortization, which increased substantially during the year ended March 31, 1996 due to the Company's acquisition of Performance and Pacific. Production costs also increased from fiscal 1995 to fiscal 1996, as a greater proportion of the Company's production was attributable to oil and its accompanying higher costs of production compared to natural gas.

     The greatest increase in other expenses included depreciation, depletion and amortization, together with interest. Depreciation, depletion and amortization increased from $470,398 for fiscal 1995 to $718,021 for fiscal 1996. This increase is associated with the acquisition of Performance and accompanying oil and gas properties. Interest expense also increased substantially, from $64,212 for the year ended March 31, 1995 to $367,299 for the year ended March 31, 1996. This increase is associated with the term debt incurred to acquire the Performance and Pacific properties. General and administrative expenses remain generally constant from fiscal 1995 to 1996.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements following Part IV of this report for a listing of the Company's financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two most recent fiscal years, there have been no changes in, or disagreements with, the Company's certified public accountants of the nature requiring disclosure pursuant to this item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers:

    NAME                        AGE         POSITION
    ----                        ---         --------

    Demetrie D. Carone          57          President, Chief Executive Officer,
                                            Chairman of the Board and Director

    Ronald R. McGinnis          61          Vice-President, Secretary
                                            and Director

    Jack MacIsaac               56          Director


     DEMETRIE D. CARONE. Mr. Carone has served as the President, Chief Executive Officer, Chairman of the Board and a director of the Company since September, 1996. He currently devotes approximately 30 hours per week to the Company's affairs. Since 1977, Mr. Carone has also been president of WP&G Distributing Co., Inc., a privately held Colorado corporation involved in the wholesale distribution of dairy products. From September, 1995 to January, 1997, Mr. Carone served as the president of Five Star Petroleum, Inc., a privately-owned Oklahoma corporation involved in the exploration, development and production of oil and gas and from which the Company acquired certain assets during the fiscal year. Prior to that, he was the president and a director of Performance Petroleum Corporation and Pacific-Osage, acquired by the Company in September, 1995. Finally, from July, 1996 to January, 1997, he served as the president and a director of US Gas Gas Gathering, Inc., a privately held Delaware corporation acquired by the Company in fiscal 1997.

     RONALD R. McGINNIS. Mr. McGinnis has served as Vice President, Secretary and a Director of the Company since May 18, 1990. He presently devotes approximately 10 to 20 hours per week to its affairs, primarily in the areas of strategic planning and corporate finance. Concurrently, Mr. McGinnis serves as the vice-president and a director of Wallstreet Racing Stables, Inc., a publicly traded Colorado corporation engaged in the business of acquiring, training and racing thoroughbred race horses. He has occupied that position since July, 1995. From 1990 to January, 1997, Mr. McGinnis also served as the vice-president and a director of Consolidated Capital of North America, Inc., a publicly traded Colorado corporation engaged in the real estate industry. Finally, from 1990 to 1995, Mr. McGinnis was the president, sole director and shareholder of Argas Pipeline Company, a private Kansas corporation which owned an interest in a gas gathering system.

     JACK MacISAAC. Mr. MacIsaac has been a director of the Company since May 26, 1992. Since 1986, Mr. MacIsaac has been engaged as a private investor. Prior to that, he was employed in the real estate industry.

     Each director is serving a term of office which shall continue until the next annual meeting of shareholders and until his successor has been duly elected or appointed and qualified. Officers of the Company serve at the pleasure of the Board of Directors. The Company held its last annual meeting of shareholders on November 14, 1994. None of the Company's officers or directors are party to any material legal proceeding, nor are such legal proceedings contemplated to the best information of such officers and directors. No family relationships exist between any of the officers and directors of the Company.

     Compliance with Section 16(a) of the Securities Act of 1934.

     The following information sets forth each officer, director or beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the 1934 Act who, based solely upon a review of Forms 3, 4 and 5 received by the Company pursuant to Rule 16(a)-3 of the 1934 Act, failed to file on a timely basis, Forms 3, 4 or 5 as required by
Section 16(a) during the most recent fiscal year or prior fiscal years:

Name of Reporting Person      Late Form 4    Late Form 5     No. of Transactions
------------------------      -----------    -----------     -------------------

Thomas Stansfield                     1                1                      1
Donald F. Dillon                      1                1                      2
Lancaster, LLC                        1                1                      1


ITEM 10. EXECUTIVE COMPENSATION

     All of the officers and directors of the Company presently serve without compensation, although each officer and director is entitled to participate in the Company's Incentive Stock Option and Non-Qualifying Stock Option Plans and to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company. Neither did the Company grant any stock options to its officers or directors during fiscal 1997. However, the Company may enter into compensation arrangements with one or more of its officers or directors in the future, as deemed reasonable and prudent in the discretion of the Board of Directors.

     The following table summarizes the total compensation of the Chief Executive Officer (the only "Named Officer") of the Company for the last fiscal year:

                                                        SUMMARY COMPENSATION

                                            Annual Compensation            Long Term Compensation
                                            --------------------           ----------------------
                                                          Other Annual     Restricted        Stock    LTIP        All other
Name                      Year      Salary     Bonus      Compensation     Stock Awards      Option   Payouts     Compensation
----                      ----      ------     -----      ------------     ------------      ------   -------     ------------

Demetrie D. Carone (1),   1997        -0-       -0-          -0-               -0-             -0-      -0-           -0-
  Chairman of the Board,
   President and Chief
   Executive Officer.
Terry L. Carroll,         1997     $24,000
  Chairman of the Board,  1996      96,000      -0-           -0-              -0-             -0-      -0-           -0-
  Chief Executive
  Officer and President.  1995      96,000      -0-           -0-              -0-             -0-      -0-           -0-

-------------

(1) See Item 12, Certain Relationships and Related Party Transactions for a description of certain options issued to executive officer in connection with a previous acquisition.


Option Grants for Fiscal 1996

     The Company granted no options to its officers or directors during fiscal 1997.

Value Realized Upon Exercise of Options

     The following table sets forth the value realized by the Named Officers upon exercise of stock options during the last completed fiscal year and the value of any unexercised options at the end of fiscal 1997:



             Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
-------------------------------------------------------------------------------------------------------------------
Name                      Shares            Value            Number of                 Value of unexercised
                          acquired          realized         unexercised               in-the-money options/SARS's
                          on                  ($)            options/SAR's at          at Fiscal Year end ($)
                          exercise ($)                       Fiscal Year end (#)
                          exercisable/                       exercisable/
                          unexcercisable                     unexercisable
--------------------------------------------------------------------------------------------------------------------
Terry L. Carroll          131,400           $75,555 (1)          -0-                            -0-
Demetrie D. Carone        480,000           $1,369,000 (2)       -0-                            -0-




(1) On August 5, 1996, the reporting person exercised options to purchase 131,400 shares of the Company's Common Stock at a purchase price of $.55 per share. The value realized represents the difference between the exercise price and the last reported price of the stock as reported by the NASDAQ Stock Market.

(2) On May 30, August 1 and November 4, 1996 the reporting person exercised options to purchase 120,000, 25,000 and 335,000 shares of the Company's Common Stock at exercise prices of $.55, $.75 and $.75. The value realized reflects the difference between the exercise price on the purchase date and the last reported price for the stock on that date as reported by the NASDAQ Stock Market.

Compensation of Directors

     The Company reimburses the outside directors for reasonable expenses incurred by them in attending meetings of the Board of Directors or of Committees of the Board. During fiscal 1997, the Company did not incur nor reimburse any director for any such expenses. Directors do not receive compensation for their directorships over their normal compensation if also employees, although the Company may provide such compensation in the future.

     Incentive Stock Option Plan. Effective January 13, 1989, the Company adopted an Incentive Stock Option Plan (the "Plan") and reserved a total of 1,000,000 Common Shares for issuance pursuant to the Plan. The Plan, designed as an incentive for key employees, is administered by a compensation committee which is formed by the Board of Directors, which selects optionees and determines the number of Common Shares subject to each option. The Plan provides that no option may be granted at an exercise price less than the fair market value of the Common Shares of the Company on the date of grant. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option.

     No options were granted pursuant to the Plan during fiscal 1997. As of March 31, 1997, there were no options outstanding under the Plan and 841,900 remain available for issuance.

     Nonqualifying Stock Option Plan. Effective May 25, 1990, the Board of Directors adopted a Nonqualifying Stock Option Plan ("NQSOP") for the benefit of non-employee directors of the Company and others having rendered significant services to the Company. To date, an aggregate of 2,900,000 Common Shares have been reserved to be issued pursuant to the NQSOP. The NQSOP is administered in the discretion of the Board of Directors, who have the authority to select optionees, determine the number of Common Shares subject to each option and the exercise price per share. In determining the value of services rendered to the Company by potential optionees, the Board considers, among other things, such factors as the value of comparable services rendered by others in the community, the benefits received by the Company and the availability of comparable services. All options granted pursuant to the NQSOP were exercisable at a price not less than the fair market value of the Common Shares at the time of grant. Unless otherwise specified, the options expire ten years from the date of grant.

     As of March 31, 1997, three individuals or entities held options to acquire an aggregate of 203,700 Common Shares at an exercise prices ranging from $0.55 to $3.00 per share. During the fiscal year ended March 31, 1997, no options were issued under the NQSOP. Finally, options to acquire 716,200 Common Shares remain available for issuance under the NQSOP.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 31, 1997, a total of 8,312,358 Common Shares, the Company's only class of voting stock, were issued and outstanding. The Company also has outstanding 4,000,000 shares of Preferred Stock which are convertible into 8,000,000 shares of Common Stock in the discretion of the holders.

     The following table sets forth as of March 31, 1997, certain information with respect to the Company's Common Stock owned beneficially by (i) each executive officer and director of the Company; (ii) each person who owns beneficially more than five percent (5%) of the Company's outstanding Common Stock; and (iii) all directors and officers as a group. Unless otherwise stated, the address of each person listed is the Company's address, 1901 New Street, Independence, Kansas 67301, and the type of ownership is record and beneficial.



                        [SPACE INTENTIONALLY LEFT BLANK]

Name and Address of                       Number of          Percent of Class
Beneficial Owner                          Shares             Beneficially Owned
----------------                          ------             ------------------

Officers & Directors
--------------------
Demetrie D. Carone                        2,042,866(1)              24.69%
Jack MacIsaac                                 4,000(2)               *
Ronald R. McGinnis                          321,515                  3.87%

Principal Shareholders

Dale Jensen                               3,368,770(3)              32.67%
2417 Ridge Road
Lincoln, Nebraska 68512

Donald F. Dillon                          1,132,818(4)              12.27%
6600 South 56th Street
Lincoln, NE 68516

Thomas Stansfield                         1,377,000(5)              14.79%
7052 East Fremont Place
Englewood, CO 80112

Jerome and Betty Fenna                      432,134                  5.1%
13631 Balsam Lane
Dayton, MN

All Directors and Executive               2,368,381                 28.33%
Officers as a Group (3 Persons)

---------------
*    Less than 1%

(1) Includes 47,330 Common Shares underlying 23, 665 shares of the Company's 1996 Series "C" Convertible Preferred Stock held by Mr. Carone.

(2) Includes Options to purchase 3,700 Common Shares under the Company's Non-Qualified Stock Option Plan.

(3) Includes 2,000,000 Common Shares underlying 1,000,000 shares of the Company's 1996 Series "C" Convertible Preferred Stock held by the reporting person.

(4) Includes 916,668 Common Shares underlying 458,334 shares of the Company's 1996 Series "C" Convertible Preferred Stock and 216,150 Common Shares of the issuer's securities held byLancaster Ventures, LLC of which the named individual is the sole Member and the Manager.

(5) Includes 1,000,000 Common Shares underlying 500,000 shares of the Company's 1996 Series "C" Convertible Preferred Stock held by the reporting person.

Changes in Control
------------------

     The Company knows of no arrangements or events, the happening of which might result in a change in control of the Company, except the discussions referred to on page 1 of this Report with Bruce Benson, the happening of which there is no assurance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ---------------------------------------------

Recent Acquisitions

     Effective January 15, 1997, the Company completed three acquisitions from individuals who are either officers, directors or principal shareholders of the Company, or entities controlled by such individuals. The Company acquired all of the assets of Five Star Petroleum, consisting of interests in oil and gas leases and related equipment, for a purchase price of $1,300,000. The entire purchase price was paid in cash. Demetrie "Dan" Carone, President of the Company, is also president, a director and principal shareholder of Five Star. In addition, Messrs. Jensen and Stansfield, beneficial owners of greater than five percent of the Company's Common Stock, were principal shareholders of Five Star. As a result of that acquisition, Messrs. Carone, Jensen and Stansfield were paid $262,286, $275,340 and $241,150 , respectively.

     Contemporaneously, the Company completed the acquisition of US Gas , a privately-held Delaware corporation. The assets of US Gas include an interest in a gas gathering system and oil and gas leases. The purchase price of this acquisition was $560,000, paid in cash. Messrs. Carone and Jensen were sole shareholders of US Gas, owning an equal interest in that entity. US Gas was acquired by Messrs. Carone and Jensen in July, 1996 for a purchase price of $800,000.

     Finally, the Company acquired certain oil and gas leases located in Osage County, Oklahoma from certain individuals, including Messrs. Carone, Jenson and Donald Dillon, a beneficial owner of more than 5% of the Company's Common Stock. The Company paid $200,000 cash for those leases, of which Mr. Carone received $120,000, Mr. Jenson $20,000, and Mr. Dillon $20,000.

     Effective August 31, 1995, the Company completed the acquisitions of Performance Petroleum Corporation and Pacific-Osage. The Company paid $800,000 cash to the former stockholders of Performance and satisfied outstanding notes payable in the approximate amount of $4,600,000. The Company also issued 1,000 shares of its Common Stock in connection with the acquisition. The Company acquired Pacific-Osage for approximately $840,000 in cash. Messrs. Carone and Jensen were also officers, directors and principal shareholders of Performance and Mr. Carone was an officer, director and principal shareholder of Pacific-Osage. By virtue of those positions, Messrs. Carone and Jensen were paid $280,540 and $148,260, respectively. Mr. Carone also received 408,805 shares of the Company's Common Stock and Mr. Jensen 408,770 shares in connection with those acquisitions, as a result of the conversion of the outstanding Debentures previously held by Five Star Petroleum. Mr. Carone also received options to acquire an aggregate of 480,000 shares of Common Stock of the Company, and Mr. Jensen 360,000 options in conjunction with consulting agreements executed with the Company. All of those options were subsequently exercised.

     Management is of the opinion that the terms of these acquisitions were no less favorable than could be obtained from unaffiliated third parties.

Other Events
------------

     The Company sold shares of its Series C Preferred Stock to Mr. Carone, an officer, director and principal shareholder of the Company, and Messrs. Jenson, Dillon and Stansfield, principal shareholders of the Company in a private placement during fiscal 1997. Such individuals purchased 23,665, 1,000,000, 458,334 and 500,000 shares of the Series C, respectively. These sales were made on the same terms and conditions as those made to other purchasers in the offering.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED STATES EXPLORATION, INC.

Date:     07/14/97                  By:  /s/ Demetrie D. Carone
                                       -------------------------------------
                                       Demetrie D. Carone, President


     Pursuant to the requierments of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                Date
---------                      -----                                ----

/s/ Demetrie D. Carone         President, Chief Executive           07/14/97
-------------------------      Officer, Chief Financial and
Demetrie D. Carone             Accounting Officer, Chief
                               Operating Officer, Treasurer
                               and Director

/s/ Ronald R. McGinnis         Vice President, Secretary and        07/14/97
-------------------------      Director
Ronald R. McGinnis

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules.

          The Financial Statements filed herein are described in the Index to Financial Statements included in Item 7 and indexed on page F-1.

     (b)  Exhibits.

          Except as otherwise indicated, each of the following documents were included as exhibits to the Company's Registration Statement on Form S-18 filed under the Securities Act of 1933, as amended and are incorporated herein by this reference.

     Exhibit No.
     -----------

       3.1 Articles of Incorporation of the Company as filed on January 9, 1989, with the Secretary of State of the State of Colorado.

       3.2           By-laws of the Company.

       3.3           Articles of Amendment of the Company filed on June 7,
                     1990 with the Secretary of State of the State of Colorado.

       3.4 (1) Articles of Amendment of the Company as filed with the Secretary of State on September 24, 1996.

       4.1           Certificate for Common Stock.

       9             Not Applicable.

       10.1          1989 Incentive Stock Option Plan of the Company.

       10.2          1990 Non-Qualifying Stock Option Plan.

       10.3.1 (2)    Lease Areement between Mid-America Pipeline Company and
                     Producers Service, Incorporated.

       10.3.2 (2)    Amendment to Lease Agreement between Mid-America Pipeline
                     Company and Producers Service, Incorporated.

       10.43 Stock Purchase Agreement between the Company and Shareholders of Performance Petroleum Corporation effective September 1, 1995.

       10.53 Stock Purchase Agreement between the Company and shareholders of Pacific Osage, Inc. effective September 1, 1995.

       11            Not applicable.

       13            Not applicable.

       16            Not applicable.

       18            Not applicable.

       19            Not applicable.

       21*           List of the Company's subsidiaries.

       22            Not applicable.

       23            Not applicable.

       24            Consent of Grant Thornton.

       27            Financial Data Schedule

       28            Not applicable.

       99            Not applicable.

------------------------

     (1)  Filed as an Exhibit to Form 8-K dated September 30, 1996.

     (2) Filed as an Exhibit to Form 10-KSB for the fiscal year ended March 31, 1994 and incorporated herein by reference.

     (3) Filed as an Exhibit to Form 8-K dated September 29, 1995, and incorporated herein by reference.

     *    Filed herewith.

-------------------------

     (C)  Reports on Form 8-K.

          The Company has not filed any reports on Form 8-K during the fourth quarter of its fiscal year.

                         UNITED STATES EXPLORATION, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----


Report of Independent Certified Public Accounts .................  F-1


Consolidated Balance Sheets at March 31, 1997 and 1996 ..........  F-2


Consolidated Statements of Operations for the Fiscal Years
Ended March 31, 1997 and 1996 ...................................  F-4


Consolidated Statements of Changes in Stockholders' Equity
for the Fiscal Years Ended March 31, 1997 and 1996 ..............  F-5


Consolidated Statements of Cash Flows for the Fiscal Years
Ended March 31, 1997 and 1996 ...................................  F-6


Notes to Consolidated Financial Statements ......................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
United States Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of United States Exploration, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States
Exploration, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                 GRANT THORNTON LLP


Wichita, Kansas
May 30, 1997

                          United States Exploration, Inc. and Subsidiaries

                                     CONSOLIDATED BALANCE SHEETS

                                              March 31,

                                               ASSETS


                                                                    1997                    1996
                                                                    ----                    ----

CURRENT ASSETS
   Cash and cash equivalents                                    $15,323,038              $   169,965
   Certificate of deposit                                         1,500,000                     --
   Restricted cash                                                     --                     74,697
   Accounts receivable                                              590,237                  384,571
   Due from related parties                                           4,300                   23,095
   Inventories                                                      152,401                  161,186
   Prepaid expenses and other                                        23,449                   25,081
                                                                -----------              -----------

               Total current assets                              17,593,425                  838,595

PROPERTY AND EQUIPMENT, AT COST, NET
   Oil and gas property and equipment -
      full cost method                                            9,636,527                8,208,034
   Natural gas gathering systems                                  1,695,394                1,269,221
   Building and equipment                                           478,949                1,019,909
                                                                -----------              -----------

                                                                 11,810,870               10,497,164

OTHER ASSETS
   Assets held for sale
      Crude oil refinery                                          1,775,011                1,775,011
      Natural gas stripping plant                                    40,000                   80,000
      Equipment                                                     146,486                     --
   Pipeline lease agreement, less accumulated
      amortization of $159,981 in 1997 and $109,461
      in 1996                                                       547,327                  597,847
   Investment in joint ventures                                        --                    325,139
   Goodwill                                                            --                     69,684
   Other                                                               --                     40,710
                                                                -----------              -----------

                                                                  2,508,824                2,888,391
                                                                -----------              -----------

                                                                $31,913,119              $14,224,150
                                                                ===========              ===========


The accompanying notes are an integral part of these statements.



                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        1997                     1996
                                                                        ----                     ----

CURRENT LIABILITIES
   Current maturities of long-term debt                             $       --               $  1,196,947
   Accounts payable and accrued liabilities                              515,788                  423,363
   Due to related parties                                                 15,215                  175,926
                                                                    ------------             ------------

               Total current liabilities                                 531,003                1,796,236


LONG-TERM DEBT                                                              --                  5,427,853


COMMITMENTS AND CONTINGENCIES                                               --                       --


STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value
      Authorized - 100,000,000 shares
      Issued and outstanding
         Series A Cumulative Convertible - 250,000
             shares in 1996                                                 --                  1,250,000
         Series B Cumulative Convertible - 104,000
             shares in 1996                                                 --                    520,000
         Series C Cumulative Convertible - 4,000,000
             shares (liquidation preference $24,480,000)              24,000,000                     --
   Common stock - $.0001 par value
      Authorized - 500,000,000  shares
      Issued and outstanding - 8,312,358 shares in
         1997 and 6,469,404 shares in 1996                                   831                      647
   Capital in excess of par value                                     11,370,867                8,581,466
   Accumulated deficit                                                (3,989,582)              (3,352,052)
                                                                    ------------             ------------

                                                                      31,382,116                7,000,061
                                                                    ------------             ------------

                                                                    $ 31,913,119             $ 14,224,150
                                                                    ============             ============


                            United States Exploration, Inc. and Subsidiaries

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Year ended March 31,

                                                                  1997                      1996
                                                                  ----                      ----

Revenues
   Sale of purchased gas                                       $ 1,271,372               $   716,496
   Sale of company produced oil and gas                          2,772,284                 1,399,195
   Contracting and oil field supplies                              381,978                   425,408
   Equity in net income (loss) of joint ventures                    87,753                   (17,988)
                                                               -----------               -----------

                                                                 4,513,387                 2,523,111

Costs and expenses
   Gas acquisition costs                                           831,011                   476,814
   Gas transportation costs                                        463,377                   353,257
   Production costs - oil and gas                                1,329,667                   652,632
   Other operating expenses                                        163,375                   166,015
   Depreciation, depletion and amortization                      1,100,749                   718,021
   Provision for impairment of assets                              321,397                    44,000
   General and administrative                                      505,417                   544,915
                                                               -----------               -----------

                                                                 4,714,993                 2,955,654
                                                               -----------               -----------

Loss from operations                                              (201,606)                 (432,543)

Other income (expense)
   Interest income                                                 346,294                     2,064
   Interest expense                                               (307,455)                 (367,299)
   Other                                                            75,237                    11,613
                                                               -----------               -----------

                                                                   114,076                  (353,622)
                                                               -----------               -----------

               NET LOSS                                            (87,530)                 (786,165)

Preferred stock dividends applicable to the period                (884,250)                  (88,500)
                                                               -----------               -----------

Net loss applicable to common stockholders                     $  (971,780)              $  (874,665)
                                                               ===========               ===========

Loss per common share                                          $      (.13)              $      (.19)
                                                               ===========               ===========


The accompanying notes are an integral part of these statements.


                                                     F-4


                                          United States Exploration, Inc. and Subsidiaries

                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                         Preferred stock                         Common stock
                   ----------------------------------------------------------    -------------
                        Series A            Series B             Series C                       Capital in
                   ----------------     --------------     ------------------            Par     excess of  Accumulated
                   Shares    Amount     Shares  Amount     Shares      Amount    Shares  value   par value   deficit       Total
                   ------    ------     ------  ------     ------      ------    ------  -----   ---------  ---------      -----

Balance at
  April 1,
  1995            250,000  $1,250,000  104,000 $520,000          -   $      -   4,079,404 $408  $7,795,205$(2,565,887)   $6,999,726
Exercise of
  stock
  options               -           -        -        -          -          -     390,000   39     286,461         -        286,500
Shares issued
  upon
  conversion of
  debentures            -           -        -        -          -          -   2,000,000  200     499,800         -        500,000
Net loss for
   the year             -           -        -        -          -          -           -    -           -   (786,165)     (786,165)
                  -------   ---------  -------  -------   --------   --------   ---------  ---   ---------  ---------    ----------

Balance at
  March 31,
  1996            250,000   1,250,000  104,000  520,000          -           -  6,469,404  647   8,581,466 (3,352,052)    7,000,061

Exercise of
  stock
  options               -           -        -        -          -           -  1,015,700  101     669,484          -       669,585
Conversion of
  preferred
  stock and
  related
  dividends to
  common stock   (250,000) (1,250,000)(104,000)(520,000)         -           -    827,254   83   1,959,917   (190,000)            -
Issuance of
  Series C
  Preferred stock       -          -        -        -   4,000,000  24,000,000          -    -           -          -    24,000,000
Contribution of
  accrued salary
   by former
   president and
   stockholder          -         -         -        -           -           -          -    -     160,000          -       160,000
Cash dividends
   paid
   on Series C
   preferred
   stock                -         -         -        -           -           -          -    -           -   (360,000)     (360,000)
Net loss for
   the year             -         -         -        -           -           -          -    -           -    (87,530)      (87,530)
                 --------  --------  --------  -------   --------- -----------  --------- ---- ----------- -----------  -----------

Balance at
  March 31,
  1997                  -  $     -          -  $     -   4,000,000 $24,000,000  8,312,358 $831 $11,370,867 $(3,989,582) $31,382,116
                 ========  ========  ========  =======   ========= ===========  ========= ==== =========== ===========  ===========

The accompanying notes are an integral part of this statement.




                                 United States Exploration, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year ended March 31,

                                 Increase (decrease) in cash and cash equivalents

                                                                            1997                   1996
                                                                            ----                   ----

Cash flows from operating activities
   Net loss                                                            $    (87,530)           $   (786,165)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Depreciation, depletion and amortization                         1,100,749                 718,021
         Provision for doubtful accounts                                       --                    18,604
         Provision for impairment of assets                                 321,397                  44,000
         Loss on sale of equipment                                            9,820                    --
         Equity in net (income) loss of joint ventures                      (87,753)                 17,988
         Change in assets and liabilities, net of effect
            of acquisitions
              (Increase) decrease in accounts receivable                    103,800                (150,754)
              (Increase) decrease in due from related parties                18,795                    (629)
              Decrease in inventories                                         8,785                   6,743
              Decrease in prepaid expenses and
                 other                                                        2,632                  11,387
              Increase in accounts payable                                   86,134                 111,069
              Increase (decrease) in due to related parties                (160,711)                 69,118
                                                                       ------------            ------------

                    Net cash provided by operating
                        activities                                        1,316,118                  59,382

Cash flows from investing activities
   (Increase) decrease in restricted cash                                    74,697                 (74,697)
   Purchase of certificate of deposit                                    (1,500,000)                   --
   Capital expenditures                                                    (111,386)               (178,133)
   Acquisition of oil and gas leases                                     (1,481,000)                   --
   Acquisition of companies, net of cash received                          (674,731)             (6,209,473)
                                                                       ------------            ------------

      Net cash used in investing activities                              (3,692,420)             (6,462,303)

Cash flows from financing activities
   Issuance of Series C preferred stock                                  24,000,000                    --
   Repayment of note payable to bank                                       (165,000)               (397,000)
   Proceeds from issuance of term debt                                            0               6,800,000
   Repayment of term debt                                                (6,615,210)               (193,620)
   Proceeds from exercise of stock options                                  669,585                 286,500
   Dividends paid on preferred stock                                       (360,000)                   --
                                                                       ------------            ------------

      Net cash provided by financing activities                          17,529,375               6,495,880
                                                                       ------------            ------------

Net increase in cash and cash equivalents                                15,153,073                  92,959
Cash and cash equivalents, beginning of year                                169,965                  77,006
                                                                       ------------            ------------

Cash and cash equivalents, end of year                                 $ 15,323,038            $    169,965
                                                                       ============            ============

The accompanying notes are an integral part of these statements.

                                                          F-6



                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     1. Company history and nature of operations
        ----------------------------------------

     United States Exploration, Inc. was incorporated on January 9, 1989. The Company through its subsidiaries operates as a producer of oil and gas and as an operator of gas gathering systems and an oil field parts and supply store. The Company's operations are located in southeast Kansas and northeast Oklahoma.

     2. Principles of consolidation
        ---------------------------

     The consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly-owned subsidiaries, USX Operating Co., Inc., Producers Service Incorporated, Performance Petroleum Corporation, Pacific Osage, Inc., Argas, Inc. and US Gas Gathering, Inc. Operations of Performance and Pacific are included in the consolidated financial statements from September 1, 1995, which was the effective date of their acquisition, while the operations of Argas, Inc. and US Gas Gathering, Inc. are included as of October 1, 1996, the effective date of their acquisitions. All significant intercompany transactions and balances have been eliminated.

     3. Use of estimates
        ----------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     4. Cash equivalents
        ----------------

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     5. Inventories
        -----------

     Inventories are comprised of valves, pipe, pumps, motors and other miscellaneous oil field supplies. They are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     6. Oil and gas interests
        ---------------------

     The Company follows the full cost method of accounting as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties, whether productive or unproductive, are capitalized. Capitalized costs which relate to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the units-of-production method. Capitalized costs associated with significant investments in unproved properties are excluded from the amortization base until such time as these properties are evaluated. Additionally, no gains or losses are recognized upon the disposition of oil and gas properties. Capitalized costs are subjected to an annual test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are charged to expense in the year such excess occurs.

     7. Depreciation and amortization
        -----------------------------

     Property and equipment, exclusive of the oil and gas full cost pool, is stated at cost and depreciated using the straight-line method over the following estimated useful lives once the asset is put into productive use.

         Natural gas gathering systems                              17 years
         Equipment                                              3 to 7 years
         Building (field headquarters)                              30 years

     Maintenance, repairs and renewals which neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of these assets are included in operations.

     The capitalized pipeline lease agreement is being amortized using the straight-line method over the remaining term of the lease including renewal options. Goodwill was amortized using the straight-line method over fifteen years.

     8. Investment in joint ventures
        ----------------------------

     The Company accounted for its net interest in joint ventures using the equity method. Accordingly, the investments were initially recorded at cost and were adjusted thereafter to include the Company's share of post-acquisition operations, net of distributions. Effective October 1, 1996, the Company purchased the remaining interest in the joint ventures. The assets and operations of the joint ventures are included in the consolidated financial statements subsequent to October 1, 1996.

     9. Income taxes
        ------------

     United States Exploration, Inc. and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each year are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE B - RELATED PARTY TRANSACTIONS

     The Company purchased, effective October 1, 1996, 100% of the outstanding common stock of Argas, Inc. for $160,000. Argas, Inc. was purchased from the Company's former president who is also a stockholder of the Company. Argas, Inc.'s primary asset was its investment in the joint ventures in which the Company was an investor. Subsequent to the purchase of Argas, Inc., the joint ventures were consolidated with Company operations. Prior to the purchase, the joint ventures sold natural gas of approximately $228,000 and $122,000 to the Company during 1997 and 1996, respectively. In addition, the joint ventures had contracting expense with the Company of approximately $52,000 and $70,500 during 1997 and 1996, respectively.

     The Company also purchased during 1997 the common stock of US Gas Gathering, Inc. and certain oil and gas leases from the Company's president and another significant stockholder for total cash consideration of $2,030,000. See Note R for additional information.

     In connection with substantial changes in the capitalization of the Company, the Company entered into a comprehensive agreement with its former President on September 17, 1996. As a part of the agreement, the President resigned his position and released the Company from payment for past services. Accordingly, the Company transferred $160,000 of accrued salary to paid in capital.

     The Company utilized during 1996 a financial public relations consulting firm, MCM Capital Management, Inc. (MCM). MCM is a related party in that a stockholder and former director of United States Exploration, Inc. is an officer, director and stockholder of MCM. The Company incurred fees to MCM of $6,656 during 1996.

     The Company leases its premises from its former president under an operating lease. The lease provides for monthly payments of $806.

     A summary of account balances with related parties at March 31 is as follows:

                                                    1997             1996
                                                    ----             ----

    Due from related parties
       USX-Argas 1996 Joint Venture              $        -       $    21,895
       Individual stockholders                         4,300            1,200
                                                 -----------      -----------

                                                 $     4,300      $    23,095
                                                 ===========      ===========

                                                    1997             1996
                                                    ----             ----

    Due to related parties
       Individual stockholder                    $    15,215     $         -
       T. L. Carroll (accrued compensation)               -           145,081
       USX-Argas 1996 Joint Venture                       -            18,798
       MCM Capital Management, Inc.                       -            10,548
       Individual stockholder                             -               938
       Argas, Inc.                                        -               561
                                                 ----------      ------------

                                                 $    15,215     $    175,926
                                                 ===========     ============

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE C - RESTRICTED CASH

     The Company's note payable to bank (see Note K) required that cash received from the sale of assets or equity proceeds be placed in an escrow account with the bank. The use of the cash was restricted to loan prepayments and monthly loan payments should the net production revenue from the Performance properties be less than $210,000 in a given month. This note payable was paid off in fiscal 1997.


NOTE D - INVESTMENT IN JOINT VENTURES

     The Company participated in two joint ventures which operated gas pipelines. During fiscal 1997 a joint venture, in which the Company was a 49% participant, settled a claim against a gas purchaser. The joint venture income of $87,753 recognized in fiscal 1997 primarily relates to the settlement of that claim. The Company acquired the remaining interests in these joint ventures during fiscal 1997. The carrying value of the investment in the joint ventures is summarized as follows:

                                                    1997              1996
                                                    ----              ----

     Carrying value, beginning of year          $   325,139       $    221,498
     Investment in joint venture                          -            143,566
     Equity in net earnings (loss)
       of joint ventures                             87,753            (17,988)
     Amortization of investment                     (34,487)           (21,937)
     Termination of joint venture and
       inclusion in consolidated
       financial statements                        (378,405)                 -
                                                -----------       ------------

     Carrying value, end of year                $         -       $    325,139
                                                ===========       ============


NOTE E - OIL AND GAS PROPERTIES

     The Company's oil and gas activities are conducted within the continental United States with the exception of one insignificant lease located in Alberta, Canada which was sold during 1997. The following schedules present capitalized costs at March 31, 1997 and 1996 and results of operations for producing activities for the years then ended. At March 31, 1997 and 1996 costs associated with acquisition and development activities of $14,561,258 and $12,468,395, respectively, are considered evaluated and subject to amortization.

                                                             March 31,
                                                  ------------------------------
                                                      1997              1996
                                                      ----              ----
     Capitalized costs
        Oil and gas properties                    $ 14,561,258      $ 12,468,395
        Accumulated depreciation, depletion,
         amortization and valuation allowance        4,924,731         4,260,361
                                                  ------------      ------------

            Net capitalized costs                 $  9,636,527      $  8,208,034
                                                  ============      ============

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE E - OIL AND GAS PROPERTIES - Continued

                                                                      Year ended March 31,
                                                                ------------------------------
                                                                    1997               1996
                                                                    ----               ----

     Results of operations for producing activities
      Oil and gas sales                                         $  2,772,284       $ 1,399,195
      Production costs                                            (1,329,667)         (652,632)
      Depreciation, depletion and amortization                      (623,291)         (268,735)
      Full cost pool valuation allowance                             (41,432)               -
                                                                ------------       ----------

     Results of operations from producing activities
      (excluding overhead expenses)                             $    777,894       $   477,828
                                                                ============       ===========

     Amortization per equivalent physical unit
      (barrels) of production (excludes full cost
      pool valuation allowance)                                    $4.42             $2.98
                                                                   =====             =====

     Costs incurred in oil and gas acquisition and development activities during the years ended March 31 are as follows:

                                                                  1997              1996
                                                                  ----              ----

     Property acquisition costs                               $   1,981,830      $  5,438,061
     Development costs                                              111,386           160,625
                                                              -------------      ------------

                                                              $   2,093,216      $  5,598,686
                                                              =============      ============

     Capitalized costs are subjected to an annual test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues are required to be expensed. At March 31, 1997, capitalized costs exceeded the present value of future net revenues by $41,432 which resulted in a write down of the carrying value of the oil and gas properties.

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE F - NATURAL GAS GATHERING SYSTEMS

   Natural gas gathering systems consist of the following at March 31:

                                              1997                  1996
                                              ----                  ----

   Peru-Hale                             $     1,132,108       $     1,132,108
   Southeast Kansas                              453,588               453,588
   Pacific Gas                                   480,431               480,431
   Independence                                  400,663                    -
   US Gas                                        269,757                    -
   Chautauqua                                    200,440                    -
   Havanna                                        53,735                    -
   Elgin                                          25,452                    -
   Cowley                                          8,484                    -
                                         ---------------       --------------

                                               3,024,658             2,066,127
   Less accumulated depreciation               1,329,264               796,906
                                         ---------------       ---------------

                                         $     1,695,394       $     1,269,221
                                         ===============       ===============


NOTE G - BUILDING AND EQUIPMENT

   Building and equipment consists of the following at March 31:

                                                  1997                1996
                                                  ----                ----

   Building                                    $    130,588       $    126,800
   Oil field equipment                            1,024,954          1,343,590
   Autos and trucks                                 133,631             76,677
   Office equipment                                  51,903             62,448
                                               ------------       ------------

                                                  1,341,076          1,609,515
   Less accumulated depreciation and
       valuation allowance                          862,127            589,606
                                               ------------       ------------

                                               $    478,949       $  1,019,909
                                               ============       ============

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE H - CRUDE OIL REFINERY

     The Company owns a crude oil refinery and tank storage farm located in Ingleside, Texas, which it acquired in July 1994. The refinery has a capacity of 10,400 bbls per day and is located on a small portion of 100 acres of undeveloped real estate also owned by the Company.

     The refinery which has been nonoperational since the early 1980's is skid mounted and has been preserved internally with noncorrosive oil-based liquid. The Company intends to resell both the refinery and real estate.


NOTE I - CONVERTIBLE DEBENTURES

     On June 15, 1993, pursuant to an exchange agreement with Cirque Energy Ltd. (a majority stockholder of the Company at that date), the Company exchanged 2,000,000 each of Series A, B and C Company Convertible Debentures for
     6,000,000 Company common shares. The Series A, B and C Debentures were noninterest- bearing and had an aggregate principal value of $1,200,000. The debentures were recorded at their present value of $1,069,815, discounted at 10%. The Company repaid the Series A and B Debentures prior to March 31, 1995.

     The remaining 2,000,000 Series C Company Debentures matured on June 30, 1995. The Company did not make the required $500,000 payment on that date. As the sole remedy for default any debentures which were not retired at maturity could be converted into common shares of the Company on a one-for-one basis at the holder's option. In conjunction with the acquisitions of Performance and Pacific Osage discussed in Note R, the sellers acquired the Series C debentures. The Company agreed to allow the purchasers of the debentures to convert them into Company stock. On
     December 28, 1995, the debentures were converted into 2,000,000 common shares of the Company.


NOTE J - PIPELINE LEASE

     The Company leases and operates a seventy-two mile gas pipeline under an operating lease which was acquired for a total cost of $707,308. The lease expires January 31, 1998 with a ten-year renewal option which can be exercised at that time. The lease provides for minimum monthly payments of $6,500 per month. A volume rent adjustment is computed at each six-month anniversary date. The recomputed monthly rent is equal to the average monthly MCF's transported through the pipeline during the previous six months times $.08 but not less than $6,500. The maximum monthly rental under the formula is $13,600 a month. The pipeline transported an average of 37,640 and 31,030 MCF's per month during the years ended March 31, 1997 and 1996, respectively. The agreement includes a purchase option for $1,800,000 which can be exercised at any time during the term of the lease.

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996

NOTE K - LONG-TERM DEBT

     Long-term debt consisted of the following at March 31, 1996:

     Term note  payable  to a  bank  with  monthly
          interest only payments  through  January
          1,  1996  and   monthly   interest   and
          principal   payments  of  $141,000  from
          February 1, 1996 through July 1, 1997 at
          which time the balance of the  principal
          was due.  The note bore  interest at the
          bank's national rate (8.25% at March 31,
          1996) -  collateralized  by all  Company
          assets  and was  guaranteed  by  certain
          stockholders  of the  Company.  The note
          was repaid in full September 1996                       $6,612,545

     7%   note  payable  to a  bank  with  monthly
          payments of $599 through February 1998 -
          collateralized by a vehicle                                 12,255
                                                                  ----------
                                                                   6,624,800
     Less current maturities                                       1,196,947
                                                                  ----------
                                                                  $5,427,853
                                                                  ==========


NOTE L - INCOME TAXES

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at March 31:

                                                                   1997               1996
                                                                   ----               ----
       Deferred tax liabilities
       Purchase accounting adjustment - book basis of
          acquired assets greater than tax basis
              Equipment                                        $    248,993       $    334,660
              Lease agreement                                       207,984            227,182
              Other                                                       -             30,782
       Oil and gas properties - tax depletion greater
          than full cost pool amortization                        2,195,993          2,107,440
       Depreciation on equipment                                     49,958             68,739
                                                               ------------       ------------

                                                                  2,702,928          2,768,803

     Deferred tax assets
       Net operating loss carryforwards                           2,934,053          3,266,493
       Provision for doubtful accounts                                    -             30,553
       Valuation allowance (natural gas stripping plant)             31,920             16,720
       Accrued compensation                                               -             67,992
       Other                                                         12,048             29,119
                                                                -----------       ------------

                                                                  2,978,021          3,410,877
       Less valuation allowance                                     275,093            642,074
                                                               ------------       ------------

                                                                  2,702,928          2,768,803
                                                               ------------       ------------

       Net deferred amount                                     $          -       $          -
                                                               ============       ============


                                       F-14


                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE L - INCOME TAXES - Continued

     The valuation allowance was decreased by $366,981 in 1997 and $1,275,134 in 1996 to reduce the deferred tax asset to zero.

     The net operating loss carryforwards available to United States Exploration, Inc. for income tax purposes are as follows. The Company is limited in its use of net operating loss carry-forwards. The Company may use, in any one tax year, up to $507,000 of net operating losses from carry-forwards expiring in years before 2009 and up to $2,285,000 of net operating losses from carry-forwards expiring after 2008 for a maximum of $2,792,000 in any one year.

        Expiration
           dates
        ----------
           2003                                           $      361,000
           2004                                                2,545,000
           2005                                                1,300,000
           2006                                                  293,000
           2007                                                  448,000
           2008                                                   37,000
           2009                                                1,765,000
           2010                                                  537,000
           2011                                                  435,000
                                                          --------------

                                                          $    7,721,000
                                                          ==============


NOTE M - MAJOR CUSTOMERS

     The Company sold approximately 77% in 1997 and 83% in 1996 of its gas to four and six purchasers, respectively. The Company sold approximately 91% and 99% of its oil to one purchaser during 1997 and 1996, respectively.


NOTE N - STOCK OPTION PLANS

     Effective January 13, 1989, the Company adopted an Incentive Stock Option Plan (the Plan) and reserved a total of 1,000,000 common shares for issuance pursuant to the Plan. As of March 31, 1997, there were 841,900 options available for issuance. The Plan, designed as an incentive for key employees, is administered by the compensation committee of the Board of Directors, which selects optionees and determines the number of common shares subject to each option. The Plan provides that no option may be granted at an exercise price less than the fair market value of the common shares of the Company on the date of grant. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option.

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE N - STOCK OPTION PLANS - Continued

     Effective May 25, 1990, the Board of Directors adopted a Nonqualifying Stock Option Plan (NQSOP) for the benefit of nonemployee directors of the Company and others having rendered significant services to the Company. To date, an aggregate of 2,900,000 common shares have been reserved to be issued pursuant to the NQSOP. As of March 31, 1997, there were 716,200 options available for issuance. The NQSOP is administered in the discretion of the compensation committee of the Board of Directors. Unless otherwise specified, the options expire ten years from the date of the grant. All options issued in 1996 were to nonemployees.

     A summary of the Company's two stock option plans as of March 31, 1997 and 1996 and changes during the years ending on those dates is presented below:



                                                                                 Weighted
                                                       Shares                    average
                                           --------------------------------      exercise
                                            The Plan                NQSOP          price
                                            --------                -----        ---------

     Outstanding at April 1, 1995               262,800              917,700        $1.49
        Granted                                       -            1,667,800         1.29
        Exercised                                     -             (390,000)         .73
        Canceled                                      -             (650,000)        2.35
                                           ------------       --------------

     Outstanding at March 31, 1996              262,800            1,545,500         1.16
        Exercised                              (148,900)            (866,800)         .66
        Canceled                               (113,900)            (475,000)        2.00
                                           ------------       --------------

     Outstanding at March 31, 1997                    -              203,700         1.28
                                           ============       ==============


     All options outstanding at March 31, 1997 were exercisable and can be summarized as follows:

                                      Exercise           Remaining
               Shares                  price               life
               ------                  -----             ---------

              130,000                 $   .55             5 months
               30,000                    2.00             7 years
                3,700                    2.50             6 years
               40,000                    3.00             6 years
              -------

              203,700
              =======

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE O - PREFERRED STOCK

     The Company's Series A and Series B Cumulative Convertible Preferred Stock had an issue price and preference on liquidation of $5 per share and accrued dividends at the rate of $.25 per share per annum, payable in cash or common shares of the Company. The preferred shares were convertible at the option of the holder into common shares of the Company based upon a conversion price of $2.25 per common share. All outstanding shares were converted on September 30, 1996 into 786,667 common shares of the Company. In addition, 40,587 common shares were issued in satisfaction of all accrued but unpaid dividends.

     During the year ended March 31, 1997 the Company completed a private placement of 4,000,000 shares of Series "C" Convertible Preferred Stock at $6.00 per share. Total proceeds received were $24,000,000. The stock carries an 8% cumulative per annum dividend and is convertible at the option of the holder into two shares of Company common stock for each share of Series C Preferred Stock. This conversion rate is subject to adjustment in certain events. The Series C Preferred Stock has a liquidation preference of $6.00 per share, plus accred and unpaid dividends. The Company may redeem the stock, subsequent to March 17, 1997, at the price of $6.00 per share plus accrued and unpaid dividends.


NOTE P - LOSS PER COMMON SHARE

     Loss per common share has been computed by dividing net loss, after reduction for preferred stock dividends applicable to the period, by the weighted average number of common shares outstanding during the year.


NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      1997              1996
                                                                      ----              ----

     Noncash investing and financing activities
         Conversion of 354,000 shares of preferred
          stock and accrued dividends into 827,254
          shares of common stock                                   $ 1,960,000       $        -
         2,000,000 Series C Debentures with principal
          value of $430,621 and accrued interest of
          $69,379 converted to 2,000,000 shares of
          common stock                                                       -          500,000
         Liabilities assumed in connection with acquisitions           346,291          112,763
         Accounts receivable exchanged for
          interest in joint venture                                          -           94,237
         Transfer of accrued salary to paid in capital                 160,000                -

     Cash paid during the year
         Interest                                                      353,788          320,759


                                              F-17


                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE R - ACQUISITIONS

     Effective October 1,1996, the Company acquired 100% of the common stock of US Gas Gathering, Inc. for total consideration of $549,000. US Gas Gathering, Inc. owns oil and gas leases and owns a 50% interest and operates a gas gathering system. The Company also acquired during November and December 1996 oil and gas leases located in the State of Oklahoma for cash consideration of $1,481,000. The leases and US Gas Gathering, Inc. were purchased from the Company's president and another significant stockholder.

     The Company purchased, effective October 1, 1996, 100% of the common stock of Argas, Inc. for $160,000. See Note B for additional information.

     The pro forma unaudited results of operations for the years ended March 31, 1997 and 1996, assuming consummation of the purchase of US Gas Gathering, Inc. the Oklahoma leases and Argas at the beginning of each period are as follows:

                                                    Year ended March 31,
                                                -----------------------------
                                                  1997                1996
                                                  ----                ----

     Revenue                                    $5,026,915         $3,412,861
     Net loss                                       35,445            621,829
     Loss per common share                             .12                .15

     Effective September 1, 1995 the Company purchased all the outstanding stock of Performance Petroleum Corporation and Pacific Osage, Inc. Performance holds working interests in oil and gas leases located in Osage and Kay counties in northeast Oklahoma. Pacific operates a natural gas gathering system and an oil field parts and supply store.

     The Company paid $800,000 to the former stockholders of Performance and satisfied outstanding notes payable of Performance in the approximate amount of $4,600,000. The Company also issued 1,000 shares of Company common stock. The Company acquired Pacific for approximately $840,000 in cash. The acquisitions were financed through the issuance of a $6,800,000 term bank note (see Note K). In addition, the Company entered into consulting agreements with certain stockholders of Performance and Pacific and issued 720,000 stock options at $.75 per share and 322,800 stock options at $.55 per share.

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE S -  IMPAIRMENT OF ASSETS

     The Company purchased its subsidiary, USX Operating Co., Inc., in February 1994. USX Operating owns and operates oil field drilling, production and service equipment for outside parties as well as for Company projects. During the fourth quarter of fiscal 1997 Company management decided to discontinue its drilling and service business. In connection with this decision, management identified certain equipment which will be liquidated. Impairment of $19,000 was recorded to write down the equipment to be sold to its net realizable value. Other equipment which will be retained and used in the Company's operations were written down $131,000 to their estimated fair value. Certain inventory held in connection with the discontinued business was written down $32,000. In addition, the goodwill recorded in connection with the purchase of USX Operating was written off. Revenues received from outside parties in 1997 and 1996 for drilling and contracting services were not significant.

     The impairment provision in 1997 also includes a $41,432 write down of the full cost pool, a $40,000 write down of the natural gas stripping plant and the write off of $25,000 of other assets.


NOTE T - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of fiscal 1997 the company recorded additional depletion of $140,000 and recorded a write down of the full cost pool of $41,432. These adjustments were made based upon the March 31, 1997 reserve study. Also in the fourth quarter, the Company decided to discontinue its drilling and service business. As a result of that decision, the Company made adjustments totaling $246,000 to write down equipment goodwill and supplies inventory to their liquidation and or fair values. The Company also recorded additional impairment of $65,000 to adjust the gas stripping plant and other assets to their net realizable values.


NOTE U - OIL AND GAS INFORMATION (UNAUDITED)

     The estimates of the Company's proved oil and gas reserves are based upon evaluations prepared by independent petroleum engineers as of March 31, 1997 and 1996. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas.

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE U - OIL AND GAS INFORMATION (UNAUDITED) - Continued

                                                           1997                           1996
                                                --------------------------      -----------------------
                                                    Oil             Gas            Oil            Gas
                                                   (bbls)          (mmcf)         (bbls)         (mmcf)
                                                   ------          ------         ------         ------

   Proved developed and undeveloped
      reserves, beginning of year                 1,797,319         9,500           82,032        6,448

   Revisions of previous estimates               (1,085,609)       (3,180)           2,037          902
   Production                                       (88,114)         (318)         (59,177)        (186)
   Purchase of minerals in place                    168,834         3,706        1,772,427        2,336
                                                -----------      --------       ----------       ------

   Proved developed and undeveloped
      reserves, end of year                         792,430         9,708        1,797,319        9,500
                                                ===========      ========       ==========       ======

   Proved developed reserves
      Beginning of year                             668,532         4,324           69,347        1,988
                                                ===========      ========       ==========       ======

      End of year                                   647,870         6,377          688,532        4,324
                                                ===========      ========       ==========       ======


     Included  in  proved  undeveloped  reserves  at  March  31,  1996  are  the
     Fitzpatrick leases which assumed the installation of a field-wide waterflood project. Reserves of 1,351,000 barrels had been assigned to this project at March 31, 1996.

     During fiscal year 1997 the geological staff and engineering consultants of the Company performed an analysis of the Fitzpatrick main and north lease wells to determine the feasibility of installing the proposed field-wide waterflood. The Company's analysis indicated that the Bartlesville sandstone reservoir targeted for secondary recovery did not have characteristics suitable for a large scale waterflood project and expenditures for such a project would bear considerable risk. At the conclusion of this analysis the Company and its independent engineering consultants decided to remove the Fitzpatrick proved undeveloped oil reserves from its proved oil reserves at March 31, 1997. The Company intends to modify the waterflood program on the Fitzpatrick leases starting with a smaller pilot project. Oil reserves for this modified program have not yet been determined by the Company.

     Geological and engineering estimates of proved oil and gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise than other estimates presented in connection with financial statement disclosures.

                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996

NOTE U - OIL AND GAS INFORMATION (UNAUDITED) - Continued

     Standardized measure of discounted future net cash flows - The following schedules present the standardized measure of estimated discounted future net cash flows from the Company's proved reserves and an analysis of the changes in these amounts for the years indicated. Estimated future cash flows are determined by using year-end prices for March 31, 1997 and 1996 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. Estimated future production and development costs are based on economic conditions at March 31, 1997 and 1996. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 1997 and 1996 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations.



                            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
                               FLOWS RELATING TO PROVED RESERVES (UNAUDITED)

                                                                 1997               1996
                                                                 ----               ----

    Future cash inflows                                     $  27,126,992      $    50,680,390
    Future production and development costs                   (12,374,014)         (16,310,051)
                                                            -------------      ---------------

    Future net cash flows before income taxes                  14,752,978           34,370,339
    Future income taxes                                          (367,425)          (6,771,724)
                                                            -------------      ---------------

    Future net cash flows                                      14,385,553           27,598,615
    10% annual discount for estimated timing of
      cash flows                                               (4,848,224)         (11,254,017)
                                                            -------------      ---------------

    Standardized measure of discounted future
      net cash flows                                        $   9,537,329      $    16,344,598
                                                            =============      ===============


                             CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
                                CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED)

                                                                  1997                   1996
                                                                  ----                   ----

     Amount at beginning of year                            $   16,344,598        $   2,612,411

    Sales and transfers of oil and gas production,
      net of production costs                                   (1,442,617)            (746,563)
    Development costs incurred                                     111,386              160,625
    Revisions of previous quantity estimates, net
      of changes in previous estimates of develop-
      ment and production costs and timing revisions           (11,855,103)            (177,833)
    Purchase of minerals in place                                2,390,684           14,666,467
    Accretion of discount                                          560,286            1,169,783
    Net changes in prices and production costs                     168,571            2,018,430
    Net change in income taxes                                   3,259,524           (3,358,722)
                                                            --------------        -------------

                                                                (6,807,269)          13,732,187
                                                            --------------        -------------

    Amount at end of year                                   $    9,537,329        $  16,344,598
                                                            ==============        =============


                United States Exploration, Inc. and Subsidiaries

                             March 31, 1997 and 1996


NOTE V - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Such information is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. The carrying amounts are the amounts at which the financial instruments are listed in the Company's balance sheet. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash, cash equivalents, certificate of deposit and restricted cash: The carrying amounts reported in the balance sheet for cash, cash equivalents, certificate of deposit and restricted cash approximate their fair value.

     Long-term debt: The carrying amount of the Company's long-term debt with a variable rate approximated its fair value. The fair value of long-term debt with fixed rates is estimated using a discounted cash flow calculation using current rates. At March 31, 1996, there was no significant difference between carrying amount and estimated fair value.