Form 10QSB
period 1997-06-30
UNITED STATES EXPLORATION INC
filed 1997-08-19
CIK 847074

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                                -------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission file number 0-18981

                         UNITED STATES EXPLORATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                            84-1120323
 ------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1560 Broadway, Suite 1900, Denver, Colorado                    80202
-------------------------------------------                -------------
(Address of principal executive offices)                     (Zip Code)

                                 (303) 863-3550
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           1901 New Street, Independence, Kansas 67301; (316) 331-8102
           -----------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   XX    No
                                              ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class of Stock                         Amount Outstanding
          --------------                         ------------------
          $.0001 par value                  8,312,358 shares outstanding
           Common Stock                           at August 14, 1997

                         UNITED STATES EXPLORATION, INC.



                                      Index


                                                                       Page

Part I - FINANCIAL INFORMATION


         Item 1.    Financial Statements.............................. 1-6

         Item 2.    Management's Discussion and Analysis or
                    Plan of Operation................................. 7-8

Part II - OTHER INFORMATION........................................... 9-12

SIGNATURES............................................................  13

                         United States Exploration, Inc.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                    June 30,        March 31,
                                                      1997            1997
                                                      ----            ----

CURRENT ASSETS
   Cash and cash equivalents                    $ 15,301,109     $ 15,323,038
   Certificate of deposit                          1,500,000        1,500,000
   Accounts receivable                               508,588          590,237
   Due from related parties                               -             4,300
   Inventories                                        96,486          152,401
   Prepaid expenses and other                         58,875           23,449
                                                 -----------      -----------

               Total current assets               17,465,058       17,593,425

PROPERTY AND EQUIPMENT, AT COST
   Oil and gas property and equipment -
      full cost method                             9,470,242        9,636,527
   Natural gas gathering systems                   1,645,574        1,695,394
   Building and equipment                            422,653          478,949
                                                 -----------      -----------

                                                  11,538,469       11,810,870

OTHER ASSETS
   Assets held for sale
      Crude oil refinery                           1,775,011        1,775,011
      Natural gas stripping plant                     40,000           40,000
      Equipment                                      135,346          146,486
   Pipeline lease agreement, less accumulated
      amortization of $159,981 at March 31,
      1997 and $172,611 at June 30, 1997             534,697         547,327
                                                 -----------      -----------

                                                   2,485,054        2,508,824
                                                 -----------      -----------

                                                $ 31,488,581     $ 31,913,119
                                                 ===========      ===========


The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,        March 31,
                                                     1997             1997
                                                     ----             ----

CURRENT LIABILITIES
   Accounts payable and accrued liabilities     $   386,817       $   515,788
   Due to related parties                            32,015            15,215
                                                -----------       -----------

               Total current liabilities            418,832           531,003




COMMITMENTS AND CONTINGENCIES                            -                 -




STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value
      Authorized - 100,000,000 shares
      Issued and outstanding
         Series C Cumulative Convertible -
             4,000,000 shares (liquidation
             preference of $24,480,000)          24,000,000        24,000,000
   Common stock - $.0001 par value
      Authorized - 500,000,000  shares
      Issued and outstanding - 8,312,358
       shares                                           831               831
   Capital in excess of par                      11,370,867        11,370,867
   Accumulated deficit                           (4,301,949)       (3,989,582)
                                                 ----------        ----------

                                                 31,069,749        31,382,116
                                                 ----------        ----------

                                                $31,488,581       $31,913,119
                                                ===========       ===========

                         United States Exploration, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           Three months ended June 30,


                                                         1997            1996
                                                         ----            ----

Revenues
   Sale of purchased gas                            $   306,080     $   140,621
   Sale of company produced
      oil and gas                                       720,486         590,111
   Contracting, drilling and
      oil field supplies                                 72,247         108,324
                                                    -----------     -----------

                                                      1,098,813         839,056

Costs and expenses
   Gas acquisition costs                                218,876          90,943
   Gas transportation costs                             145,207          77,531
   Production costs - oil
      and gas                                           255,508         281,074
   Other operating expenses                             104,040          43,253
   Depreciation, depletion and
      amortization                                      291,410         194,948
   General and administrative                           155,108         118,886
                                                    -----------     -----------

                                                      1,170,149         806,635
                                                    -----------     -----------

Earnings (loss) from operations                         (71,336)         32,421

Other income (expense)
   Interest income                                      233,282             827
   Interest expense                                        (321)       (137,054)
   Other                                                  6,008           6,839
                                                    -----------     -----------

                                                        238,969        (129,388)
                                                    -----------     -----------

NET EARNINGS (LOSS)                                     167,633         (96,967)

Preferred stock dividends applicable
  to the period                                        (480,000)        (22,125)
                                                    -----------     -----------

Net loss applicable to common stockholders          $  (312,367)    $  (119,092)
                                                    ===========     ===========

Loss per common share                               $      (.04)    $      (.02)
                                                    ===========     ===========

Weighted average shares
   outstanding                                        8,312,358       6,510,283
                                                    ===========     ===========


The accompanying notes are an integral part of these statements.




                         United States Exploration, Inc. and Subsidiaries

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                    Three months ended June 30,

                         Increase (decrease) in cash and cash equivalents


                                                                           1997                  1996
                                                                           ----                  ----

Cash flows from operating activities
   Net earnings (loss)                                             $    167,633         $    (96,967)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating activities
         Depreciation, depletion and amortization                       291,410              194,948
         Write down of inventories                                       50,000                 --
         Decrease in accounts receivable                                 81,649               55,485
         (Increase) decrease in due from related parties                  4,300               (2,285)
         Decrease in inventory                                            5,915                6,929
         Increase in prepaid expenses                                   (35,426)             (34,739)
         Increase (decrease) in accounts payable and
            accrued expenses                                           (128,971)              10,407
         Increase in due to related parties                              16,800               17,838
         Other                                                           10,577                 --
                                                                   ------------         ------------

                Net cash provided by operating activities               463,887              151,616

Cash flows from investing activities
   Decrease in restricted cash                                             --                 74,697
   Capital expenditures                                                  (5,816)              (5,430)
                                                                   ------------         ------------

      Net cash used in investing activities                              (5,816)              69,267

Cash flows from financing activities
   Dividends paid on preferred stock                                   (480,000)                --
   Repayment of term debt                                                  --               (287,134)
   Proceeds from exercise of stock options                                 --                 66,000
                                                                   ------------         ------------

      Net cash used in financing activities                            (480,000)            (221,134)
                                                                   ------------         ------------

Net decrease in cash and cash equivalents                               (21,929)                (251)
Cash and cash equivalents, beginning of period                       15,323,038              169,965
                                                                   ------------         ------------

Cash and cash equivalents, end of period                           $ 15,301,109         $    169,714
                                                                   ============         ============

Supplemental disclosure of cash flow information

Interest expense paid                                              $        321         $    139,398
                                                                   ============         ============


The accompanying notes are an integral part of these statements.

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - COMPANY HISTORY AND NATURE OF OPERATIONS

     United States Exploration, Inc. was incorporated on January 9, 1989. The Company through its subsidiaries operates as a producer of oil and gas and as an operator of gas gathering systems and an oil field parts and supply store. The Company's operations are located in southeast Kansas and northeast Oklahoma.

     The consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly-owned subsidiaries, USX Operating Co., Inc., Producers Service Incorporated, Performance Petroleum Corporation, Pacific Osage, Inc., Argas, Inc. and ZCA Gas Gathering, Inc. Operations of Performance and Pacific are included in the consolidated financial statements from September 1, 1995, which was the effective date of their acquisition, while the operations of Argas, Inc. and ZCA Gas Gathering, Inc. are included as of October 1, 1996, the effective date of their acquisitions. All significant intercompany transactions and balances have been eliminated.

     The foregoing financial information is unaudited. The Company believes however that they have made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending March 31, 1998.


NOTE B - FINANCIAL STATEMENTS

     Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company. For a complete set of footnotes, reference is made to the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended March 31, 1997 and the audited financial statements filed therewith.


NOTE C - LOSS PER COMMON SHARE

     Loss per common share has been computed by dividing net income (loss), after reduction for preferred stock dividends applicable to the period, by the weighted average number of common shares outstanding during the periods presented.


NOTE D - CLOSING OF PARTS SUPPLY STORE

     On July 31, 1997 the Company closed its oilfield parts and supply store. In connection with the anticipated liquidation of the store's inventory, the Company has written down the carrying value of the inventory $50,000 at June 30, 1997.

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE E - EMPLOYMENT AGREEMENT

     On August 7, 1997, the Company entered into a three-year employment agreement with Bruce D. Benson who was appointed the Company's president and chief executive officer. In addition to his annual salary of $150,000, Mr. Benson received the following stock options:

           Shares            Exercise price
           ------            --------------

        1,000,000              $   4.50              Exercisable immediately
        1,000,000                  6.00              Exercisable immediately
        1,000,000                  9.00              Exercisable after one year
        1,000,000                 12.00              Exercisable after one year

                         UNITED STATES EXPLORATION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Portions of this Report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: market prices for oil and gas, results of drilling, recompletions and workovers undertaken by the Company, future acquisitions, competition with other regional suppliers of oil and gas products, relationships with third parties regarding utilization of Company-owned gas gathering systems and the overall economic climate. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     The financial condition of United States Exploration, Inc. ("Company") remained basically unchanged at June 30, 1997 compared to fiscal year end March 31, 1997. Working capital at June 30, 1997 was $17,046,226, compared to $17,062,422 at March 31, 1997. Current assets at June 30, 1997 include cash, cash equivalents and liquid investments of $16,801,109, primarily representing the proceeds of a private placement conducted by the Company during fiscal 1997. The Company's focus during fiscal 1998 will be to invest this capital in the exploration, development and acquisition of oil and gas properties in an effort to increase cash flow and profitability. Current liabilities at June 30, 1997 total $418,832, representing almost exclusively trade accounts payable.

     Management is of the opinion that the Company has sufficient liquidity and working capital for the foreseeable future. The Company had no existing commitments for capital expenditures at June 30, 1997. Management estimates that a minor portion of the Company's existing working capital will be utilized in repairing existing gas gathering systems and recompletions and workovers of existing oil and gas wells. The Company will continue to explore acquisition of producing and nonproducing oil and gas properties in an effort to expand operations.

     The Company's efforts during the first quarter of fiscal 1998 were the evaluation and disposition of non-essential assets and improvement of operations from existing assets. The Company continues efforts to dispose of a crude oil refinery and accompanying real estate located near the City of Corpus Christi, Texas. However, as of the date of this Report, no definitive agreement regarding this disposition has been reached. Proceeds from the disposition of non-essential assets, such as equipment from a parts and supply store which was closed effective July 31, 1997, will be added to the Company's available working capital and utilized for future operations.

Results of Operations

     For the three months ended June 30, 1997, the Company realized a net profit of $167,633 on total revenues of $1,098,813. This compares to a net loss of $96,967 on revenues of $839,056 for the three months ended June 30, 1996. Taking into account the preferred stock dividends applicable to the three month period, the net loss applicable to common shareholders for the three months ended June 30, 1997 was $312,367, or $(.04) per share.

     Revenues for the first three months of fiscal 1998 increased over the comparable period for fiscal 1997 as a result of acquisitions completed by the Company during fiscal 1997. First quarter 1998 revenues increased $259,757, or 31%, compared to revenues for the first quarter of fiscal 1997. Acquisition of additional gas gathering systems allowed the Company to acquire more gas from third party sellers, resulting in an increase of sale of purchased gas. Sale of Company-produced oil and gas increased 22% as a result of additional properties acquired during fiscal 1997. With the acquisition of additional properties, depreciation, depletion and amortization also increased, from $194,948 for the first quarter of fiscal 1997 to $291,410 for the first quarter of fiscal 1998.

     The results of operations for the three months ended June 30, 1997 included provision for disposition of certain non-essential assets of the Company. In connection with the anticipated liquidation of inventory in connection with the closing of an oil field parts and supply store, the Company wrote down the carrying value of the inventory $50,000 at June 30, 1997.

     Cash flows from operating activities increased as a result of acquisition of additional properties and interest income from liquid investments. Net cash provided by operating activities was $463,887 for the three months ended June 30, 1997, compared to $151,616 for the three months ended June 30, 1996. However, as was the case for the first three months of fiscal 1997, cash provided by operating activities during the first quarter of fiscal 1998 was used for financing activities. The Company paid dividends on its outstanding preferred stock of $480,000 during the first quarter of fiscal 1998. As a result, cash and cash equivalents remained basically unchanged.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

                  No report required.

Item 2.  Changes in Securities.

                  No report required.

Item 3.  Defaults Upon Senior Securities.

                  No report required.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  No report required.

Item 5.  Other Information.

     Effective August 7, 1997, the Company experienced a change in control. Bruce D. Benson was appointed President, Chief Executive Officer and Chairman of the Board of Directors of the Company. In connection with his appointment, Mr. Benson received options to acquire 4,000,000 shares of the Company's Common Stock. Of that amount, options to acquire 2,000,000 shares vested immediately, and the remainder will vest on the first anniversary of his appointment, if Mr. Benson remains employed by the Company. Subsequent to the appointment of Mr. Benson, previous members of the Company's Board of Directors resigned and were replaced by Messrs. Benson, Robert J. Malone, Richard L. Robinson and Thomas W. Gamel. As a result of these transactions, the Company experienced a change in control.

     Mr. Benson was appointed pursuant to an Executive Employment Agreement, dated August 7, 1997 (the "Employment Agreement"). His appointment was for an initial term of three years, with provision for renewal. The Employment Agreement provides that Mr. Benson's employment may be terminated at any time by the Board of Directors, or by Mr. Benson upon the occurrence of certain events, including a "change in control." For purposes of the Employment Agreement, "change in control" is defined to include the acquisition by any person or entity of more than thirty five percent (35%) of the Company's Common Stock, the merger or consolidation of the Company with another corporation, a change in the membership of the Board of Directors of 50% or more during a consecutive two-year period, the sale, assignment, transfer or other dispositions of assets of the Company representing in excess of one-third of the consolidated value of the Company's assets or the approval of the shareholders of a complete liquidation or dissolution of the Company.

     Mr. Benson's compensation includes cash and options to acquire the Company's Common Stock. The Employment Agreement provides for a base salary of not less than $150,000 per year, bonuses in the discretion of the Board of Directors and insurance and other employee benefits. Mr. Benson received options to acquire up to 4,000,000 shares of the Company's Common Stock, exercisable at various prices between $4.50 and $12.00 per share. Options to acquire 2,000,000 shares, 1,000,000 each exercisable at $4.50 and $6.00, vested immediately; the remaining options, 1,000,000 each exercisable at $9.00 and $12.00 per share, vest on the first anniversary of the Employment Agreement, provided that Mr. Benson remains employed by the Company. Notwithstanding the foregoing vesting provisions, all of the options shall become exercisable upon the earliest to occur of (a) immediately prior to the closing of the sale by the Company of all or substantially all of its assets; or (b) immediately prior to the closing of any merger, consolidation, or other transaction in which the outstanding Common Stock of the Company is converted into or exchanged for securities, cash or other property. All of these options are exercisable for a period of ten years from the date of the Employment Agreement, and are non-assignable.

     The Employment Agreement provides for adjustment in the exercise period of the options in the event Mr. Benson's employment with the Company is terminated for certain reasons. The exercise period may be shortened in the event his employment is terminated for cause, as defined in the Employment Agreement, or if such termination results from Mr. Benson's death or disability.

     Following Mr. Benson's appointment, previous members of the Company's Board of Directors resigned and were replaced such that the Board of Directors is comprised of the following individuals at the date of this Report: Bruce D. Benson, Robert J. Malone, Richard L. Robinson and Thomas W. Gamel.






                        [SPACE INTENTIONALLY LEFT BLANK]

     The following table depicts beneficial ownership of the Company's Common Stock by the new members of the Board of Directors as of the date of this Report. Unless otherwise indicated, all shares are owned directly by the named individual.

Name of Individual          Number of Shares     Percentage of Voting Securities
------------------          ----------------     -------------------------------

Bruce D. Benson                2,220,000 1                  21.53%

Thomas W. Gamel                  388,788 2                   4.58%

Robert J. Malone                 295,500 3                   3.44%

Richard L. Robinson              305,000 4                   3.55%

------------------------------

     1 Includes 2,000,000 shares underlying options, 1,000,000 of which are exercisable at $4.50 per share and 1,000,000 of which are exercisable at $6.00 per share, each until August 7, 2007.

     2 Includes 106,288 shares held indirectly through a corporation of which Mr. Gamel has voting control, and 179,000 shares of Common Stock underlying options exercisable at $4.125 per share until August 13, 2007.

     3 Includes (i) 100,000 shares of Common Stock underlying 50,000 shares of Series "C" Preferred Stock, convertible anytime into Common Stock at the rate of two shares of Common Stock to one share of Preferred Stock , which Preferred Shares are held indirectly through a partnership, and (ii) 179,000 shares of Common Stock underlying options exercisable at $4.125 per share until August 13, 2007.

     4 Includes (i) 100,000 shares of Common Stock underlying 50,000 shares of Series "C" Preferred Stock, convertible anytime into Common Stock at the rate of two shares of Common Stock to one share of Preferred Stock , which Preferred Shares are held indirectly through a partnership, and (ii) 179,000 shares of Common Stock underlying options exercisable at $4.125 per share until August 13, 2007.

------------------------------

     Effective August 12, 1997, the Company relocated its principal executive office from Independence, Kansas to Denver, Colorado. In connection with that move, the Company entered into a Cost and Expense Sharing Agreement (the "Agreement") with Benson Mineral Group, Inc. ("BMG"), a privately held Oklahoma corporation of which Mr. Benson is President, a director and sole shareholder. Pursuant to that Agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based upon actual use of facilities and personnel by the Company. The Agreement is effective so long as Mr. Benson functions as the President and Chief Executive Officer of the Company.

     The foregoing description is qualified in its entirety by reference to the Executive Employment Agreement, Non-Qualified Stock Option Agreements and Cost and Expense Sharing Agreement, copies of which are filed with this Report as exhibits.

     The Company knows of no other arrangement, the operation of which at a subsequent date may result in a change in control.

Item 6.  Exhibits and Reports on Form 8-K.

    A.   Exhibits:

          (1) Executive Employment Agreement, dated August 7, 1997, by and between the Company and Bruce D. Benson;

          (2) Cost and Expense Sharing Agreement, dated August 7, 1997, by and between the Company and Benson Mineral Group, Inc; and

          (3)  Form of Non-Qualified Stock Option Agreement.

    B.   Reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED STATES EXPLORATION, INC.



Date:     8/19/97                By:  /s/ Bruce D. Benson
     -------------------------      --------------------------------------------
                                    Bruce D. Benson, President, Chief Executive
                                    Officer and Chairman of the Board
                                   (Principal Executive Officer)





Date:     8/19/97                By:   /s/ F. Michael Murphy
     -------------------------      --------------------------------------------
                                    F. Michael Murphy, Vice President,
                                    Secretary and Chief Financial Officer
                                   (Principal Financial Officer)