Form 10QSB
period 1997-09-30
UNITED STATES EXPLORATION INC
filed 1997-11-19
CIK 847074

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    September 30, 1997
                                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



                         Commission file number 1-13513
                                                -------

                         UNITED STATES EXPLORATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                              84-1120323
        --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1560 Broadway, Suite 1900, Denver, Colorado                     80202
-------------------------------------------                 -------------
(Address of principal executive offices)                      (Zip Code)

                                 (303) 863-3550
               --------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   XX    No
                                              ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class of Stock                            Amount Outstanding
           --------------                            ------------------
          $.0001 par value                      8,764,358 shares outstanding
           Common Stock                            at November 17, 1997

                         UNITED STATES EXPLORATION, INC.



                                      Index

                                                                        Page
                                                                        ----

Part I - FINANCIAL INFORMATION


         Item 1.   Financial Statements..................................1-6

         Item 2.   Management's Discussion and Analysis Or
                   Plan of Operation.....................................7-8

Part II - OTHER INFORMATION..............................................9-12

SIGNATURES............................................................... 13

                United States Exploration, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                    September 30,     March 31,
                                                        1997            1997
                                                    ------------     -----------
CURRENT ASSETS
   Cash and cash equivalents                         $15,082,789     $15,323,038
   Certificate of deposit                              1,500,000       1,500,000
   Accounts receivable                                   540,018         590,237
   Due from related parties                                 --             4,300
   Inventories                                            14,889         152,401
   Prepaid expenses and other                             48,837          23,449
                                                     -----------     -----------

               Total current assets                   17,186,533      17,593,425

PROPERTY AND EQUIPMENT, AT COST, NET
   Oil and gas property and equipment -
      full cost method                                 9,337,947       9,636,527
   Natural gas gathering systems                       1,571,241       1,695,394
   Building and equipment                                321,495         478,949
                                                     -----------     -----------

                                                      11,230,683      11,810,870

OTHER ASSETS
   Assets held for sale
      Crude oil refinery                                 700,000       1,775,011
      Natural gas processing plant                        20,000          40,000
      Equipment                                           35,134         146,486
   Pipeline lease agreement, less
      accumulated amortization of
      $185,241 at September 30, 1997
      and $159,981 at March 31, 1997                     522,067         547,327
                                                     -----------     -----------

                                                       1,277,201       2,508,824
                                                     -----------     -----------

                                                     $29,694,417     $31,913,119
                                                     ===========     ===========


        The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   September 30,     March 31,
                                                       1997            1997
                                                   -------------   ------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities        $    348,237    $    515,788
   Dividends payable                                    480,000            --
   Due to related parties                                54,658          15,215
                                                   ------------    ------------

               Total current liabilities                882,895         531,003



COMMITMENTS AND CONTINGENCIES                              --              --



STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value
      Authorized - 100,000,000 shares
      Issued and outstanding
         Series C Cumulative Convertible
             4,000,000 shares (liquidation
             preference $24,000,000)                 24,000,000      24,000,000
   Common stock - $.0001 par value
      Authorized - 500,000,000  shares
      Issued and outstanding - 8,464,358 shares
         at September 30, 1997 and
         8,312,358 shares at March 31, 1997                 846             831
   Capital in excess of par value                    11,530,602      11,370,867
   Accumulated deficit                               (6,719,926)     (3,989,582)
                                                   ------------    ------------

                                                     28,811,522      31,382,116
                                                   ------------    ------------

                                                   $ 29,694,417    $ 31,913,119
                                                   ============    ============


                                     United States Exploration, Inc.

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                              Three months ended                       Six months ended
                                                 September 30,                           September 30,
                                        -------------------------------         -------------------------------
                                             1997               1996               1997                1996
Revenues
   Sale of purchased gas                $   291,419         $   319,430         $   597,499         $   460,051
   Sale of company produced
      oil and gas                           622,053             583,419           1,342,539           1,173,530
   Contracting and oil field
      supplies                               29,486             107,075             101,733             215,399
                                        -----------         -----------         -----------         -----------

                                            942,958           1,009,924           2,041,771           1,848,980

Costs and expenses
   Gas acquisition costs                    198,308             224,356             417,184             315,299
   Gas transportation costs                 175,571             170,179             320,778             247,710
   Production costs - oil and gas           322,124             240,697             577,632             521,771
   Other operating expenses                  80,410              38,430             184,450              81,683
   Depreciation, depletion and
      amortization                          230,622             223,661             522,032             418,609
   Provision for impairment of
      assets                              1,276,008                --             1,276,008                --
   General and administrative               349,648             103,593             504,756             222,479
                                        -----------         -----------         -----------         -----------

                                          2,632,691           1,000,916           3,802,840           1,807,551
                                        -----------         -----------         -----------         -----------

Earnings (loss) from operations          (1,689,733)              9,008          (1,761,069)             41,429

Other income (expense)
   Interest income                          226,706               1,063             459,988               1,890
   Interest expense                            (258)           (134,293)               (579)           (271,347)
   Equity in earnings of joint
      ventures                                 --                87,753                --                87,753
   Other                                      5,308               6,768              11,316              13,607
                                        -----------         -----------         -----------         -----------

                                            231,756             (38,709)            470,725            (168,097)
                                        -----------         -----------         -----------         -----------

NET LOSS                                 (1,457,977)            (29,701)         (1,290,344)           (126,668)

Preferred stock dividends
   applicable to the period                (480,000)            (22,125)           (960,000)            (44,250)
                                        -----------         -----------         -----------         -----------

Net loss applicable to common
   stockholders                         $(1,937,976)        $   (51,826)        $(2,250,344)        $  (170,918)
                                        ===========         ===========         ===========         ===========

Loss per common share                   $      (.23)        $      (.01)        $      (.27)        $      (.03)
                                        ===========         ===========         ===========         ===========

Weighted average shares
   outstanding                            8,373,966           6,730,500           8,343,330           6,620,994
                                        ===========         ===========         ===========         ===========


                          The accompanying notes are an integral part of these statements.

                                                         3




                             United States Exploration, Inc. and Subsidiaries

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                      Six months ended September 30,

                             Increase (decrease) in cash and cash equivalents

                                                                           1997                     1996
                                                                       ------------             ------------

Cash flows from operating activities
   Net loss                                                            $ (1,290,344)            $   (126,668)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation, depletion and amortization                           522,032                  418,609
         Stock issued as compensation                                        80,750                     --
         Equity in earnings of joint ventures                                  --                    (87,753)
         Loss on sale of equipment                                           19,851                    9,819
         Provision for doubtful accounts                                     22,389                     --
         Provision for impairment of assets                               1,276,008                     --
         (Increase) decrease in accounts receivable                          27,830                 (108,826)
         (Increase) decrease in due from related parties                      4,300                   (7,360)
         (Increase) decrease in inventory                                   137,512                   (2,384)
         (Increase) decrease  in prepaid expenses and
            deposits                                                        (25,388)                  11,659
         Increase (decrease) in accounts payable and
            accrued expenses                                               (167,551)                  26,089
         Increase in due to related parties                                  39,443                   64,872
                                                                       ------------             ------------

                Net cash provided by operating activities                   646,832                  198,057

Cash flows from investing activities
   Increase in restricted cash                                                 --                 (5,925,303)
   Capital expenditures                                                    (152,421)                  (5,430)
   Proceeds from sale of property and equipment                             146,340                     --
                                                                       ------------             ------------

      Net cash used in investing activities                                  (6,081)              (5,930,733)

Cash flows from financing activities
   Dividends paid on preferred stock                                       (960,000)                    --
   Proceeds from issuance of preferred stock                                   --                  6,000,000
   Repayment of term debt                                                      --                   (579,770)
   Proceeds from exercise of stock options                                   79,000                  203,646
                                                                       ------------             ------------

      Net cash provided by (used in) financing activities                  (881,000)               5,623,876
                                                                       ------------             ------------

Net decrease in cash and cash equivalents                                  (240,249)                (108,800)
Cash and cash equivalents, beginning of period                           15,323,038                  169,965
                                                                       ------------             ------------

Cash and cash equivalents, end of period                               $ 15,082,789             $     61,165
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



                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - COMPANY HISTORY AND NATURE OF OPERATIONS

     United States Exploration, Inc. was incorporated on January 9, 1989. The Company through its subsidiaries operates as a producer of oil and gas and as an operator of gas gathering systems. The Company's operations are located in southern Kansas and northern Oklahoma.

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

     The foregoing financial information is unaudited. The Company believes however that they have made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal reoccurring accruals, including the impairment reserves provided for in Note F. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year.


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


NOTE D - CLOSING OF PARTS SUPPLY STORE

     On July 31, 1997, the Company closed its oil field parts and supply store. In connection with the liquidation of the store's inventory, the Company wrote down the carrying value of the inventory $50,000 during the quarter ended June 30, 1997 and an additional $25,805 during the quarter ended September 30, 1997.

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE E - EMPLOYMENT AGREEMENT AND STOCK OPTIONS

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

     The Company on August 7, 1997 issued a total of 537,000 stock options to the outside members of its board of directors. The options are exerciseable at $4.125 per share. No compensation expense was recorded in connection with the issuance of any of the options as the exercise price exceeded the stocks traded price on the date of issuance.


NOTE F - IMPAIRMENT OF ASSETS

     During the quarter ended September 30, 1997, the Company re-evaluated certain assets held for sale and certain equipment held by the Company. The Company recorded a provision for impairment of $1,276,008 to write these assets down to their estimated fair value.

     The majority of this provision, $1,075,011, relates to the oil refinery and real estate located in Ingleside, Texas. Management has determined that the refinery, which has been nonoperational since the early 1980's, has negligible value. The real estate has been written down to its estimated fair value of $700,000.

                         UNITED STATES EXPLORATION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Portions of this Report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's need for working capital, future revenues and results of operations and are identified by words such as "anticipates," "plans," "expects" and "estimates." Factors that could cause actual results to differ materially include, among others, the following: market prices for oil and gas, results of drilling, recompletions and workovers undertaken by the Company, future acquisitions, competition with other regional suppliers of oil and gas products, relationships with third parties regarding utilization of Company-owned gas gathering systems and the overall economic climate. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     The liquidity and capital resources of United States Exploration, Inc. ("Company") remained stable at September 30, 1997. Working capital decreased from $17,062,422 at March 31, 1997 to $16,303, 638 at September 30, 1997, a
decrease of $758,784. Current assets, including cash, decreased slightly during that time, primarily as a result of payment of Preferred Stock dividends and increased repair and maintenance costs. Current liabilities increased approximately $350,000 during that time, attributable to accrued dividends payable at September 30, 1997. The accrued dividends were paid immediately subsequent to completion of the quarter.

     Under present conditions, management remains of the opinion that the Company has sufficient liquidity and working capital for the foreseeable future. Anticipated expenditures for the remainder of the calendar year include repairs to gas gathering systems and workovers of oil and gas wells. This work was commenced in the quarter ended September 30, 1997, and is expected to continue through the balance of the current calendar quarter. The Company also incurred expenditures subsequent to the completion of the quarter in connection with listing of its Common Stock on the American Stock Exchange. Finally, the Company will continue to explore acquisitions of producing and nonproducing oil and gas properties in an effort to expand operations.

     The Company's oil and gas operations continue to provide cash. During the six months ended September 30, 1997, the Company's operating activities provided $646,832 in cash, compared to $198,057 for the six months ended September 30, 1996. However, cash provided by operations was more than offset by dividends paid on the Preferred Stock, which amounted to $960,000 for the six months ended September 30, 1997.

     Immediately subsequent to completion of the quarter, the Company completed conversion of the first portion of its Series "C" Preferred Stock. At the request of one holder of the Series "C" Preferred Stock, the Company converted 150,000 shares into 300,000 shares of Common Stock. Conversion of outstanding Preferred Stock will proportionately reduce dividends payable during future periods.

     The Company's efforts to evaluate and dispose of non-essential assets resulted in a provision for impairment of certain assets (See "Results of Operations" below). The Company continues efforts to dispose of a crude oil refinery and accompanying real estate located near the City of Corpus Christi, Texas, plus a natural gas processing plant. All the equipment held for sale has been sold subsequent to the end of the quarter.

Results of Operations

     For the six months ended September 30, 1997, the Company realized a net loss of $1,290,344, on total revenues of $2,041,771. This compares to a net loss of $126,668 on revenues of $1,848,980 for the six months ended September 30, 1996. The net losses for the three months ended September 30, 1997 and 1996 were $1,457,977 and $29,701, respectively. Taking into account the Preferred Stock dividends applicable to the period, the net loss applicable to common shareholders for the six months ended September 30, 1997 was $2,250,344, or $(0.27) per share.

     Revenues for the first six months of fiscal 1998 increased over the comparable period for fiscal 1997 as a result of acquisitions completed by the Company during fiscal 1997. However, revenues for the three months ended September 30, 1997 decreased from the prior quarter ended June 30, 1997. The
Company continues workovers on oil and gas wells and repairs of its gas gathering systems, which caused production costs to increase during the quarter.

     The results of operations for the three and six months ended September 30, 1997 include provision for impairment of $220,997 for Company-owned equipment and assets held for sale. The Company also recorded an impairment of the refinery and real estate located near Corpus Christi in the amount of $1,075,011.

     General and administrative expenses increased substantially during the three months ended September 30, 1997 compared to the comparable period ended September 30, 1996. The increase of $246,055 from the second quarter of 1996 to the second quarter of 1997 includes stock compensation paid to former officers, directors and employees, a provision for bad debts, accounting fees and costs associated with the management transition and the creation of a professional staff.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

                  No report required.

Item 2.  Changes in Securities.

                  No report required.

Item 3.  Defaults Upon Senior Securities.

                  No report required.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  No report required.

Item 5.  Other Information.

                  The Company's Common Stock was admitted for listing on the American Stock Exchange effective October 23, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

                  A.       Exhibits:

                                    None.

                  B.       Reports on Form 8-K:

                                    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED STATES EXPLORATION, INC.



Date:   November 19, 1997                  By:  /s/ Bruce D. Benson
     ------------------------------            -------------------------
                                           Bruce D. Benson, President,
                                           Chief Executive Officer and
                                           Chairman of the Board
                                           (Principal Executive Officer)




Date:   November 19, 1997                  By:  /s/ F. Michael Murphy
     ------------------------------            -------------------------
                                           F. Michael Murphy, Vice President,
                                           Secretary and Chief Financial Officer
                                           (Principal Financial Officer)