Form 10KSB/A
period 1997-03-31
UNITED STATES EXPLORATION INC
filed 1998-04-15
CIK 847074

                                FORM 10-KSB/A-1

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended  March 31, 1997 or
                               ----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

     Commission File Number    1-13513
                            -------------

                        UNITED STATES EXPLORATION, INC.
                        -------------------------------
            (Exact name of registrant as specified in its charter)

Colorado                                                84-1120323
--------                                                ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          identification No.)

1560 Broadway, Suite 1900, Denver, Colorado             80202
-------------------------------------------             -----
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (303) 863-3550
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered

Common Shares, $.0001 par value             The American Stock Exchange
-------------------------------             ---------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes    X       No
               -------       -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Issuer's revenues for the most recent fiscal year were $4,513,387.

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


                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None

                               TABLE OF CONTENTS

        FORM 10-KSB ANNUAL REPORT - FOR FISCAL YEAR ENDED MARCH 31, 1997

                        UNITED STATES EXPLORATION, INC.


PART I                                                                   PAGE
                                                                         ----
     Items 1 and 2. Business and Properties...........................   1

     Item 3.        Legal Proceedings.................................   20

     Item 4.        Submission of Matters to a Vote of
                    Security Holders..................................   20

     Item 5.        Market for Company Securities and Related
                    Shareholders Matters..............................   20

     Item 6.        Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations....   22

     Item 7.        Financial Statements and Supplementary Data.......   27

     Item 8.        Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure............   27

PART II

     Item 9.        Directors and Executive Officers..................   28

     Item 10.       Executive Compensation............................   29

     Item 11.       Security Ownership of Certain Beneficial
                    Owners and Management.............................   32

     Item 12.       Certain Relationships and Related Transactions       33

PART IV

     Item 13.       Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K...............................   35

     Signature Page...................................................   38

     Index to Financial Statements....................................   39

                               GLOSSARY OF TERMS

BBLS:               Barrels.

BOPD:               Barrels of oil per day.

BLANKET LEASE:      The mineral lease between the Company and the Osage Indian
                    Tribe covering approximately 64,000 acres in Osage County, Oklahoma, and including provision for additional drilling obligations to hold portions of the lease.

COMPLETION:         The procedure used in finishing  an oil or gas well for
                    production.

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

EXPLORATORY WELL:   A well drilled to find and produce oil or gas in an
                    undeveloped area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir. Generally, any exploratory well is an well that is not a development well.

FERC:               Federal Energy Regulatory Commission.

GROSS ACRE:         An acre in which a working interest is owned. The number of gross acres is the total number of acres in which working interests are owned.

GROSS WELL:         An oil or gas wells in which a working interest is owned.

LEASES: Full or partial leasehold interests in oil and gas prospects, authorizing the owner thereof to drill for, reduce to possession and produce and sell oil and gas, upon payment of rentals, bonuses and/or royalties.

MMBTU: Million British Thermal Units. A British Thermal Unit is the quantity of heat required to raise the temperature of one pound of water 1 F. at or near its point of maximum density.

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

NET WELL:           One net well is deemed to exist when the sum of fractional ownership interests in gross wells equals one.

NET REVENUE
INTERESTS ("NRI"):  An interest owner's pro rata share of total gross revenues, after deduction of royalties and other burdens but before payment of operating expenses, derived from the sale of oil and gas from a specific property.

PROSPECT:           An area believed to contain related geologic features and
                    thought to be productive of oil and gas.

PROVED DEVELOPED    Reserves that can be expected to be recovered through
BEHIND PIPE         existing wells with existing equipment and operating methods
RESERVES (PDBP):    but behind the casing of existing wells or at minor depths below the present bottom of such wells and where the cost of making such oil and gas is relatively small compared to the cost of a new well.

PROVED DEVELOPED    Quantities of oil and gas which geological and engineering
PRODUCING(PDP):     data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions at prices and costs as of the date the estimate is made.

PROVED RESERVES:    Those quantities of oil and gas which can be expected with little doubt to be recoverable commercially at current prices and costs, under existing regulatory parties and with existing conventional equipment and operating methods.

PROVED UNDEVELOPED  Reserves that are expected to be recovered from new wells or
RESERVES (PUD):     undrilled acreage on from existing wells where a relatively major expenditure is required for recompletion.

WORKING INTEREST    The operating interests under an oil and gas lease entitling
("WI"):             the holder at its expense to conduct drilling and production operations on the leased property and to receive the net revenues attributable to such interest after payment of royalty and overriding royalty interests and other lease burdens.

                                INDEX OF TABLES

Table     Description                                                   Page
-----     -----------                                                   ----

I         Average Production Costs and Sales Prices................       3

II        Average Daily Flow-Through...............................       8

III       Developed Properties.....................................      10

IV        Remaining Reserves, March 31, 1997.......................      12

V         Remaining Reserves, March 31, 1996.......................      13

VI        Remaining Reserves, March 31, 1995.......................      13

VII       Future Net Revenues (non-escalated basis)................      14

VIII      Present Value of Estimated Future Net Revenues...........      15
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

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained or incorporated by reference herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's need for working capital, future revenues and results of operations. Factors that could cause actual results to differ materially include, among others, the following: Market prices in the oil and gas industry, results of drilling, recompletions and work-overs undertaken by the Company, the Company's ability to identify, document and finance future acquisitions of producing or undeveloped oil and gas properties, competition with other regional suppliers of oil and gas products, relationships with third parties regarding utilization of Company owned gas gathering systems and the overall economic climate as well as the other factors discussed under "Risk Factors." Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by rule or regulation of the Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL DEVELOPMENT OF BUSINESS

     United States Exploration, Inc. (the "Company") was incorporated under the laws of the State of Colorado on January 9, 1989. The Company completed its
initial public offering in July of that year.   Through the year ended March 31,
1997, the Company's Common Shares traded in the over-the-counter market. Effective October 23, 1997, the Common Shares were admitted for trading on the American Stock Exchange.

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

     All of the Company's operations are currently located in southeast Kansas and central and northeast Oklahoma. The Company owns high percentage working interests and net revenue interests in both oil and gas properties, and interests in numerous gas gathering systems. During fiscal 1997, a decision was made to discontinue operation of a wholly-owned subsidiary which operated as a drilling contractor. Accordingly, the Company's drilling activities are currently conducted through independent drilling contractors. The Company owns and manages most of its oil and gas interests through wholly-owned subsidiaries, including Argas, Inc., Producers Service, Incorporated, Performance Petroleum Corporation, ZCA Gas Gathering Co., Inc. and Pacific-Osage, Inc. All references in this Report to the Company include United States Exploration, Inc. and its wholly-owned subsidiaries.

     Since inception, the Company has pursued a strategy of growth through acquisition. During the fiscal year end March 31, 1997, the Company continued that process by completing a number of acquisitions. Effective January 15, 1997, the Company consummated the acquisition of all of the assets of Five Star Petroleum, Inc., consisting of oil and gas leases located in Oklahoma and oil and gas production and storage equipment located in proximity to the leases. Contemporaneously, the Company acquired all of the outstanding stock of ZCA Gas Gathering Co., Inc. ("ZCA"), a privately-held Delaware corporation. The assets of ZCA consisted of a fifty percent interest in a gas gathering system, stored natural gas, producing natural gas wells and the Blanket Lease. Both of these acquisitions, as well as smaller acquisitions consummated during the fiscal year, were completed with affiliates of the Company. (See "-Developments During Fiscal 1997").

     As of July 1, 1997, the Company was negotiating with Bruce D. Benson, a then-unrelated third party, along with Benson Mineral Group, Inc., Kansas Gas Company and Pawnee Management Corp., private entities owned and/or managed by Mr. Benson, to acquire additional oil and gas assets. Such assets consist of an additional gas gathering system, oil gathering system, salt water disposal system, producing oil and gas leases in southeast Kansas and northeast Oklahoma, a processing plant and related equipment and supplies. These negotiations terminated without culmination of any acquisition. However, Mr. Benson was named President, Chief Executive Officer and Chairman of the Board of Directors in August, 1997.

OIL AND GAS OPERATIONS

     All of the Company's current operations are located in the United States, in the States of Kansas and Oklahoma. The Company primarily holds high percentage working and net revenue interests in oil and gas leases in Montgomery, Cowley and Chautauqua Counties, Kansas and Osage, Kay, Noble and Logan Counties in Oklahoma, as well as interests in certain gas gathering systems located within the same geographic regions. The Company also operates a very limited number of wells for third parties. Prior to the acquisition of Performance Petroleum Corporation ("Performance"), the Company's operations primarily focused on natural gas. With the acquisition of Performance and the subsequent acquisition of the assets of Five Star Petroleum ("Five Star"), the Company acquired a number of primarily oil producing properties. These acquisitions, in addition to substantially increasing the Company's production, allowed it to diversify such production into both natural gas and oil.

     During the fiscal year ended March 31, 1997, the Company recompleted eight wells in connection with management's efforts to increase production of gas on certain of the Performance leases and commence production on the Blanket Lease in Osage County, Oklahoma. The recompletion of one of these wells located in proximity to the ZCA Gas Gathering System was accomplished in conjunction with a joint venture agreement between the Company and Thermal Energy Corporation of Tulsa, Oklahoma, in which the Company holds a 50% interest. (See "-Developments
During Fiscal 1997").   Of the first six wells recompleted, four of the wells
were determined to be non-commercial, one is a producing gas well and one is still in the process of being tested. In December of 1996, the Company recompleted one additional well in Kay County, Oklahoma. The recompletion was effected to take advantage of seasonally high gas prices which existed during the 1996-97 winter and is currently producing. In addition, the Company recompleted a formerly shut in oil well in an attempt to establish commercial gas production. After testing, it was determined that insufficient commercial gas existed and the well was returned to temporarily abandoned status. During fiscal 1997, the Company expended an aggregate of $111,386 on these and other development efforts.

     The Company has not conducted extensive exploration or development on its own, due to previous limitations on working capital. Rather, management has focused efforts on obtaining currently producing oil and gas assets and on recompleting existing wells located on Company owned properties. This allows the Company to increase its revenues without expending large amounts of capital for exploration or development. The acquisitions of the Five Star assets, ZCA, Argas and the additional leases during fiscal 1997 and the corresponding recompletion work on these properties were part of this strategy. During the fiscal year ended March 31, 1997, the Company expended approximately $2,220,000 on these acquisitions. (See "-Developments for Fiscal 1997").

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

                                    TABLE I
                                    -------
                          NET OIL AND GAS PRODUCTION,
                   AVERAGE PRODUCTION COSTS AND SALES PRICES

                   Net                              Production
Year Ended      Production          Cost Per                Average Sales Price
March 31,   Oil (bbl)   Gas(mmcf)   Equivalent Unit /(1)/  Oil (bbl)   Gas (mcf)
----------  ---------  -----------  ---------------------  ----------  ---------

1997          88,114          318             $ 9.42/(2)/     $20.25      $2.57
1996          59,177          186               7.23           16.48       1.74
1995            1120           78               6.23/(3)/      14.47       1.84
-------------------------
(1) Production Costs per Equivalent Unit is calculated at the rate of 6 mcf of natural gas per bbl of oil.

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

---------------------------

     The substantial increase in production of oil and gas during fiscal 1996 and 1997 shown in the above table was the result of acquiring Performance Petroleum, and the assets included in that acquisition. (See "--Properties").

INDUSTRY SEGMENT

     The Company operates exclusively in one industry, the oil and gas industry.

EXPLORATION, DEVELOPMENT AND ACQUISITION OF OIL AND GAS PROPERTIES

     Management and consultants of the Company are continually involved in reviewing Company owned properties and other prospects to determine the desirability of exploration, development and acquisition of reserves. Due to limited working capital, the Company has drilled no new wells in the last three fiscal years. As of July 1, 1997, the Company had recompleted one gas well and one oil well, both of which are producing. During the three years ended March 31, 1997, the Company expended the following net amounts for exploration, development and acquisition of oil and gas properties.

            YEAR ENDED
            MARCH 31,                           INVESTMENT
            ----------                          ----------
               1997                             $2,093,216
               1996                             $5,598,686
               1995                             $   56,684


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

     Effective November 1, 1996, the Company completed the acquisition of all of the assets of Five Star, a Colorado corporation, for the purchase price of $1,300,000 (including imputed interest), paid in cash. The assets purchased by the Company included all of Five Star's interest in certain oil and gas leases located in Logan and Noble counties, Oklahoma, covering approximately 560 acres and upon which are located 10 oil wells and 1 salt water disposal well, along with related equipment. The purchase price for this acquisition was provided from the Company's available working capital. The Company's then-President, Demetrie D. Carone, was also the President of Five Star. The Company did not obtain any independent appraisal of the acquired assets.

     Effective October 1, 1996, the Company completed the acquisition of ZCA, a Delaware corporation, for a net cash purchase price of $560,000 (including imputed interest). The purchase price for this acquisition was also provided from the Company's available working capital. Upon completion of the transaction, ZCA became a wholly owned subsidiary of the Company. ZCA owns a 50% interest and operates a gas gathering system located in Osage County, Oklahoma which is approximately ninety (90) miles in length. In addition, ZCA is the Lessee under the Blanket Lease covering approximately 64,100 acres of land located in Osage County, Oklahoma upon which are located approximately 30 producing oil and gas wells.

     By resolution of the Osage Tribal Council, the Lease was amended to make provisions for the release of the undeveloped portions of the Lease. Under the terms and conditions of the Amendment to the Lease, ZCA must nominate 10,080 acres or 63 non-producing or undeveloped quarter sections for release back to the Osage Indian tribe each year. Once nominated, ZCA, as the lease owner, will then have one year from the date of nomination within which to either drill a new ZCA gas well on the quarter section or recomplete an existing well on the quarter as a gas well. In the event that ZCA drills a dry hole, it will get a second chance on that quarter section whereby ZCA has the option to attempt another well located in another portion of the quarter section. In the event the second well is also a dry hole or it fails to meet any of the other aforementioned conditions, then the quarter section will revert back to the lessor.

     The Company currently operates the Blanket Lease under a joint venture agreement with Thermal Energy Corporation which essentially provides that each party owns an equal interest in any new wells and each pays an equal portion of the costs to drill or recomplete those wells.

     The Company's former President, Demetrie D. Carone and the beneficial owner of more than 5% of its outstanding stock, Dale R. Jensen, were the only shareholders of ZCA. The Company did not obtain an independent appraisal of the value of ZCA and its related assets prior to this acquisition.

     Finally, effective December 1, 1996, the Company acquired certain oil and gas leases (the "Hull Leases") located in Osage County, Oklahoma for a purchase price of $200,000 (including imputed interest), paid from the Company's working capital. The Hull leases cover approximately 320 acres and contain five oil wells, four of which are currently producing and one of which is shut in. The Hull leases were acquired from a group of individuals including Mr. Carone, who owned or controlled the largest single interest in and to the Hull leases. The Company did not obtain an independent appraisal of the value of the Hull leases. However, a disinterested majority of the Board of Directors of the Company as then constituted determined that all the foregoing acquisitions were in the best interests of the shareholders. The Company has continued operation of all of these assets in the oil and gas industry.

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

     Gas Gathering Systems.
     ---------------------

     The gas gathering systems in which the Company owns interests provide facilities for gathering natural gas from remote leases and smaller gathering systems and delivering the gas to larger pipelines for ultimate delivery to end users and other wholesalers. A gathering system is a system of pipelines that extend through or over a series of easements and rights-of-way with various permits or licenses to operate the gathering system, a compressor and a dehydrator. Included in the gathering system are site leases for compressors and dehydrators which are necessary to operate the pipeline. The gathering systems are utilized to transport the Company's natural gas to market, as well as providing the Company with revenue from gathering charges from reselling natural gas produced by third parties.

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

     1.   PSI.  The PSI Gathering System consists of approximately 72 miles of
          ---
four-inch steel gathering line located in southeast Kansas and traversing the counties of Chautauqua, Cowley and Montgomery. The PSI line generally extends from east to west and collects gas from the three county area for resale to a gas marketer under contract with the Company. Prior to acquisition by the Company in February, 1994, PSI purchased a majority of natural gas produced by the Company and gathered through other Company systems.

      The Company leases a 100% interest in this system from an independent third party pursuant to a 10-year agreement which expires in 2008 . (See Note "J" to the Financial Statements). PSI sells to larger systems in proximity to the system.

     2.   Peru-Hale Gathering System, Chautauqua County, Kansas.  The Peru-Hale
          -----------------------------------------------------
Gathering System is approximately 12 miles in length and extends generally north and south from the PSI Line in Chautauqua County, Kansas. This gas gathering system consists of approximately 19 separate rights-of-way, including site leases for a compressor necessary to operate the system. The duration of the different rights of way vary between 10 and 25 years and are generally renewable at the option of the Company. Rentals to land owners are generally not significant, totaling in the aggregate less than $1,000 per year. The Company owns a 100% interest in this system, which was constructed in 1987. This System presently delivers all gas gathered by it to the PSI Line.

     3.   Independence Gas System.  The Company owns a 100% interest in the
          -----------------------
Independence Gas Gathering System. The Gathering System is located approximately 17 miles east of the Peru-Hale Pipeline, in Montgomery County . The gathering system consists of polyethylene pipe and is approximately 16 miles in length.

     4.   Pacific Gas Gathering System.  The Company owns a 100% interest in the
          ----------------------------
Pacific gas gathering system located in Osage county, Oklahoma, which was acquired in connection with the Pacific acquisition. The 32 mile gathering system collects gas primarily from leases owned by the Company and which were acquired in connection with the Performance acquisition. The system is constructed primarily of 3" and 4" polyethylene piping. However, approximately 4 miles of the pipeline is constructed of 2-7/8" OD steel pipe.

     5.   Cowley I Pipeline.  In connection with the Company's acquisition of
          -----------------
Argas, Inc., the Company acquired all of Argas' interest in the Cowley I Pipeline located in eastern Cowley county, Kansas, and now owns 100% of the system. The pipeline consists of approximately 2.5 miles of 4 inch polyethylene plastic piping and 1/2 mile of 3" steel line. The pipeline is located near the western end of the PSI Pipeline and gathers gas from three leases operated by independent third parties for ultimate delivery to the PSI pipeline.

     6.   Cowley II Pipeline.   The Company also owns a 100% interest in this
          -------------------
system, acquired from Argas and located in extreme eastern Cowley county, Kansas. This pipeline has been shut in without a commercial gas supply for approximately 4 years. The pipeline consists of approximately 4 miles of above ground 6" steel pipe and 1/2 mile of buried 2.5 inch steel pipe. The Company anticipates salvaging approximately 3 miles of the above ground pipe for future use.

     7.   Havana-Chautauqua Gathering System.  The Company owns a 100% interest
          ----------------------------------
in the Havana-Chautauqua Gas Gathering System located in Montgomery and Chautauqua Counties, Kansas. This system serves an area of approximately 70 square miles and consists of approximately 22 miles of 4" and 6" polyethylene plastic pipeline and extends 4 miles south and 13 miles north of the PSI pipeline. The system gathers gas from nine Company owned leases and from several leases controlled by independent third parties. The system currently gathers approximately 413,000 cubic feet of gas per day for ultimate delivery to the PSI pipeline.

     8.   Elgin Pipeline.  The Company owns a 100% interest in this system,
          --------------
located in Chautauqua County, Kansas. It has been shut in without a commercial supply of gas since approximately 1995. The pipeline consists of approximately 14 miles of 4 and 6 inch steel pipe and 3 miles of 2 and 3 inch buried polyethylene pipe. The Company anticipates using portions of the pipeline along with the SEK pipeline, to which it is adjacent, to transport low-BTU gas into Oklahoma where the low BTU gas can then be blended with higher quality gas.

     9.   ZCA Gas Gathering. The  ZCA Gas Gathering system  ("ZCA") in which
          -----------------
the Company owns a 50% interest, consists of approximately 90 miles of pipeline ranging in size from 2 to 12 inches in diameter. ZCA serves a six township (216 square miles) area of eastern Osage County, Oklahoma. The primary source of gas for ZCA is the Company owned ZCA Blanket Lease covering approximately 64,160 acres on which are located approximately 30 producing oil and gas wells. The pipeline also purchases gas from several independently operated properties located both on and off the Blanket Lease. The primary source of gas sales from ZCA is the smelting facility owned by the Zinc Corporation of America located in Bartlesville, Oklahoma. Sales are also made to local rural residential gas customers. Excess produced gas is transported to the Company owned Pacific Gas Gathering System which in turn sells gas to Williams Natural Gas Company.

     10.  SEK Gathering System, Chautauqua County, Kansas.  The Company owns a
          -----------------------------------------------
100% interest in the Southeast Kansas ("SEK") Gathering System, also located in Chautauqua County. This gathering system extends approximately 10 miles south from the PSI Line and is constructed of 4-inch steel and 6-inch polyethylene material. This system is currently shut down due to lack of production in the surrounding area.

                                    TABLE II
                           AVERAGE DAILY FLOW-THROUGH

PIPELINE              YEAR ENDED         CURRENT      MAXIMUM
--------              MARCH 31, 1997     CAPACITY     CAPACITY/2/
                      --------------     --------     --------

PSI                       1,250mcfd/3/   3,000 mcfd   10,000 MCFD
PERU-HALE                   732          1,200         6,000
INDEPENDENCE/1/             144          1,200         2,500
PACIFIC                     263          1,250         5,000
COWLEY I/1/                  28            200         1,000
COWLEY II/4/                  0              0         1,000
ELGIN/5/                      0              0         2,000
HAVANA-
CHAUTAUQUA/1/               413          1,200         2,500
ZCA/1,6/                    256          2,500         4,000
SEK GAS GATHERING             0              0         1,500

-----------------

    /1/ The figures contained herein represent partial year results as the pipeline was only operated by the Company for a period of six months.

    /2/ Subject to available supply and demand, maximum capacity can be achieved by increasing the size of the compressor on the gas gathering system.

    /3/ Includes all gas gathered through Peru-Hale, Independence, Cowley I and Havana-Chautaugqua, which is delivered to the PSI Pipeline.

    /4/ The Cowley II pipeline has been shut down since November 30, 1992 due to the lack of producing wells within the vicinity which this pipeline serves.

    /5/ The Elgin pipeline has been shut down since August 31, 1995 due to lack of exploration in the vicinity which this pipeline serves.

    /6/  The Company owns a 50% interest in this Pipeline.

-----------------

     Oil and Gas Properties.
     ----------------------

     1.  Peru-Hale Pipeline Region, Chautauqua County, Kansas.  The Company
         ----------------------------------------------------
owns a 100% working interest (87.5% net revenue interest) in approximately 1,998 acres of oil and gas leases in the area surrounding the Peru-Hale Gathering System, in southeast Kansas. The area contains 29 wells, of which 11 are producing, one salt water disposal well, and 17 are shut-in at March 31, 1997. Developmental drilling to date has established proved reserves of 27,310 bbls of oil and 1,888 mmcf of natural gas in this area. Production levels approximate 168 mcf of natural gas per day and approximately 2.7 BOPD at March 31, 1997.

     2.   Havana-Chautauqua Pipeline Region, Montgomery and Chautauqua Counties,
          ----------------------------------------------------------------------
Kansas. The Company has a 100% working interest (87.5% net revenue interest) in
------
2,783 acres of oil and gas leases located in proximity to the Chautauqua-Havana Gas Gathering System in Chautauqua and Montgomery Counties, Kansas, owned by the Company. The properties are in close proximity to the interest held by the Company in the Peru-Hale Pipeline Region. Each of these properties, in turn, is in close proximity to the PSI Line and the Williams Natural Gas Pipeline (owned by an unaffiliated third party), crossing southern Kansas.

     The Chautauqua-Havana Pipeline property currently contains 13 producing wells and 35 shut-in wells, including four salt water disposal wells. Developmental drilling to date has established proved reserves of 21,490 bbls of oil and 2,611 mmcf of natural gas in this area. Daily production from these leases was approximately 71 mcf of natural gas per day at March 31, 1997.

     3.   Central Oklahoma Properties.  As a result of the Performance
          ---------------------------
acquisition, the Company has a 100% working interest in six leases in Kay County, Oklahoma. As a result of the Five Star acquisition, the Company has a 100% working interest in five leases in Logan and Noble Counties, Oklahoma. In the aggregate, these 11 leases contain 23 producing wells and five non-producing wells, including a certain number of salt water disposal wells. The Company's net revenue interest in these properties ranges from 81.25% to 87.5%. Drilling to date has established proved developed producing reserves estimated at 1,227 mmcf of gas and 249,490 bbls of oil. Daily production from these leases was approximately 494 mcf of natural gas per day and approximately 72 BOPD at March 31, 1997.

     4.   Osage County, Oklahoma Properties.  Also as a result of the
          ---------------------------------
Performance acquisition, the Company has a 100% working interest in 31 leases in Osage County, Oklahoma covering approximately 8,680 acres. The 31 leases contain 143 producing wells and 159 non-producing wells, including a certain number of salt water disposal wells. Drilling to date has established proved developed producing reserves estimated at 1,061 mmcf of gas and 479,380 bbls of oil. Daily production from these leases was approximately 257 mcf of natural gas per day and approximately 173 BOPD at March 31, 1997.

     5.   ZCA Pipeline Region, Osage County, Oklahoma.  As a result of the ZCA
          --------------------------------------------
acquisition, the Company presently has a 100% working interest (83.333% net revenue interest) in a Blanket Lease covering approximately 64,160 acres in Osage County, Oklahoma. The Lease contains 30 producing wells and 7 non-producing wells, including a certain number of salt water disposal wells. Drilling to date has established 2,921 mmcf of gas and 14,750 bbls of oil. Under the terms and conditions of the Company's Lease Agreement with the Osage Indian Tribe, the Company must nominate 10,080 acres or 63 non-producing or undeveloped quarter sections at the end of each lease year for release. Once nominated, the Company then has one year within which to drill a new well or recomplete an existing well on the quarter nominated sections. At the end of the nominating year, the quarter sections which remain undeveloped will be released back to the Osage Indian Tribe and will be deleted from the Blanket Lease. The nomination and release program will continue until only quarter sections which contain a developed producing well will remain subject to the Lease. Daily production from these leases was approximately 238 mcf of natural gas per day and approximately 8 BOPD at March 31, 1997.

     To the best of management's knowledge and belief, remaining interests in the wells in which the Company owns an interest are owned by independent third parties. The following table summarizes gross and net interest producing wells, gross and net developed acres and proved reserves of the Company at March 31, 1997. Unless otherwise stated, all wells are gas wells.

                                   TABLE III
                              DEVELOPED PROPERTIES


                                                                                                      PROVED RESERVES
                                                                                                      ---------------
                                            Producing
                                            Wells                    Acres                  Oil (Bbls)               Gas (mmcf)
                                            -----                    -----                  ----------               ----------
Property                 Location      Gross       Net          Gross       Net          Gross       Net          Gross       Net
--------                 --------      -----       ---          -----       ---          -----       ---          -----       ---
Havana-
Chautauqua
Pipeline                Chautauqua       13        13           2,783      2,783         24,560     21,490        3,134      2,613
Region                  County, KS

------------------------------------------------------------------------------------------------- --------------------------------
Peru-Hale
Pipeline                Chautauqua       11        11/1/        1,998      1,998         31,220     27,310        2,289      1,888
Region                  County, KS

------------------------------------------------------------------------------------------------- --------------------------------
Osage                   Osage
Region                  County, OK      143       143/2/        8,680      8,680        585,460    479,390        1,300      1,060

------------------------------------------------------------------------------------------------- --------------------------------
ZCA Pipeline            Osage
Region                  County, OK       30        30/3/       64,160     64,160/5/      18,110     14,750        3,524      2,921

------------------------------------------------------------------------------------------------- --------------------------------
Central                 Kay, Noble &
Oklahoma                Logan            23        23/4/        1,440      1,440        296,180    249,490        1,468      1,226
Region                  Counties, OK
------------------------------------------------------------------------------------------------- --------------------------------
TOTALS                                  220       220          79,061     79,061        955,530    792,430       11,715      9,708


------------------------------------
     1    Includes two oil wells.

     2    Includes 140 oil wells.

     3    Includes six oil wells.

     4    Includes 22 oil wells.

     5 Portions of this acreage are subject to drilling obligations to hold the acreage. In addition, a third party has the right to earn to 50% interest in wells drilled on this acreage.

------------------------------------

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

     The following factors are applicable to the tables set forth below with respect to the Company's estimated proved reserves and estimated future oil and gas revenues:

     1.   Non-escalated Basis Reporting.  All estimates are made on the basis of
          -----------------------------
non-escalated reporting. This estimate of reserves, estimated future net revenues and present value of estimated future net revenues, is based upon the assumption that oil and gas prices will remain at current levels and that production costs will not escalate in the future.

     2.   Oil and Gas Prices and Operating Costs.  Information contained in the
          --------------------------------------
reserve reports is based on certain assumptions regarding prices of oil and gas, operating costs and future investment necessary to produce hydrocarbons. The 1997 report assumes current field prices of $18.25 per barrel of oil and $1.08 or $1.14 per mcf of gas for the Company's Kansas properties, depending upon which pipeline the lease is connected; $20.98 per barrel for oil and $1.12 per mcf of gas located on the Osage County properties; $1.36 per mcf for the Company's central Oklahoma properties except for the Williams lease, which was $1.53 per mcf and the Company operated wells in Logan County, Oklahoma, where the per mcf price was $1.67; and the ZCA properties where the price per barrel for oil was $20.98 and the price per mcf for gas was $1.06. The 1996 report assumes oil prices of $19.50 and $20.70 per barrel for the properties located in Kansas and Oklahoma respectively, and gas prices of between $1.00 and $2.00, depending on which pipeline the lease is connected. The 1995 report assumes oil prices of $17.25 per barrel for oil and prices of either $.87 or $1.24 per mcf for natural gas, depending upon which pipeline the lease is attached. Average monthly operating expenses were obtained from the Company, as were investments necessary for additional development.

     3.   Proved Developed and Undeveloped Reserves.  The following tables take
          -----------------------------------------
into account total proved reserves, defined as those quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved reserves have been limited to those quantities of oil and gas which can be expected with little doubt to be recoverable commercially at current prices and costs, under existing regulatory practices and with existing conventional equipment and operating methods. Proved developed reserves are limited to those reserves expected to be produced from completion intervals now on production in existing wells or reserves existing behind the casing of existing wells or at minor depths below the present bottom of such wells which are expected to be produced in the predictable future, where the cost of making such oil and gas available for production is relatively small compared to the cost of a new well. Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of the Company as of March 31, 1997, 1996 and 1995.

                                  TABLE IV/1/
                      REMAINING RESERVES AT MARCH 31,1997
                      -----------------------------------

                                                         Natural Gas
                        Crude Oil & NGL's                ------------
                        Gross        Net                 Gross      Net
                        -----        ---                 -----      ---
                        bbls         bbls                Mmcf       Mmcf

Proved Developed
Producing              699,570      579,830              3,956      3,064
Nonproducing            81,450       68,040              3,905      3,313
                       -------      -------             ------      -----
Subtotal               781,020      647,870              7,861      6,377

Proved Undeveloped     174,510      144,560              3,854      3,331
                       -------      -------             ------      -----

TOTAL PROVED           955,530      792,430             11,715      9,708
                       =======      =======             ======      =====

--------------------------

     1 For a description of the decrease in Company reserves from March 31, 1996 to March 31, 1997, see "Decrease in Reserves for Fiscal 1997" below.

--------------------------

                                    TABLE V
                                    -------
                      REMAINING RESERVES AT MARCH 31,1996
                      -----------------------------------

                                                         Natural Gas
                        Crude Oil & NGL's                ------------
                        Gross        Net                 Gross      Net
                        -----        ---                 -----      ---
                        bbls         bbls                Mmcf       Mmcf

Proved Developed
Producing              710,992      580,850              1,951      1,451
Nonproducing           102,038       87,682              3,350      2,873
                       -------      -------              -----      -----
   Subtotal            813,030      668,532              5,301      4,324

Proved Undeveloped   1,418,453    1,128,787              5,923      5,176
                     ---------    ---------              -----      -----

TOTAL PROVED         2,231,483    1,797,319             11,224      9,500
                     =========    =========             ======      =====

                                    TABLE VI
                                    --------
                       Remaining Reserves March 31, 1995
                       ---------------------------------
                                                         Natural Gas
                        Crude Oil & NGL's                ------------
                        Gross        Net                 Gross      Net
                        -----        ---                 -----      ---
                        bbls         bbls                Mmcf       Mmcf

Proved Developed
Producing                2,777       2,432                 260        160
Nonproducing            76,480      66,915               2,090      1,828
                        ------      ------               -----      -----
   Subtotal             79,257      69,347               2,350      1,988

Proved Undeveloped      14,491      12,685               5,097      4,460
                        ------      ------               -----      -----

TOTAL PROVED            93,748      82,032               7,447      6,448
                        ======      ======               =====      =====

     Decrease in Reserves for Fiscal 1997.  The substantial decrease in reserves
     ------------------------------------
from March 31, 1996 to March 31, 1997 is attributable to an adjustment in estimates of reserves. The greatest component of the downward adjustment is attributable to a proposed secondary recovery project in Oklahoma. A particular field was estimated to have reserves recoverable from a water flood project proposed to be undertaken in the future.

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

     Increase in Reserves for Fiscal 1996.  The substantial increase in
     ------------------------------------
estimated reserves at March 31, 1996 compared to those estimates at March 31, 1995 is attributable to the acquisition of Performance Petroleum. That acquisition added an estimated 1,772,427 bbls of oil and 2,336 mmcf of natural gas.

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

                                   TABLE VII
                                   ---------

                       Estimated Future Net Revenues from
                    Proved Net Oil and Natural Gas Reserves
                             (non-escalated basis)

                         March 31, 1997   March 31, 1996   March 31, 1995
                         --------------   --------------   --------------
                            ($000's)         ($000's)         ($000's)
Proved Developed:
    Producing                $ 7,704         $ 7,186           $   71
    Nonproducing               3,306           3,777            2,048
                             -------         -------           ------
Subtotal                      10,740          10,963            2,119

Proved Undeveloped           $ 4,013          23,407            1,786
                             -------         -------           ------

TOTAL PROVED                 $14,753         $34,370           $3,905
                             =======         =======           ======

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

                                   TABLE VIII
                                   ----------

                           Present Value of Estimated
                            Future Net Revenues from
                      Proved Oil and Natural Gas Reserves
                        (based upon a 10% discount rate)
                             (non-escalated basis)

                      March 31, 1997   March 31, 1996   March 31, 1995
                      ---------------  ---------------  ---------------
                         ($000's)         ($000's)         ($000's)

Proved Developed
Producing                 $5,013           $ 5,178          $   63
Nonproducing               2,074             2,679           1,463
                          ------           -------          ------
Subtotal                   7,087             7,857           1,526
Proved Undeveloped         2,549            11,846           1,086
                          ------           -------          ------

TOTAL PROVED              $9,636           $19,703          $2,612
                          ======           =======          ======

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

FACILITIES

     During the fiscal year ended March 31, 1997, the Company's executive and administrative offices were located at 1901 New Street, Independence, Kansas 67301. The Company occupied this space on a month to month basis pursuant to a lease arrangement with Mr. Terry Carroll and his wife, Violet M. Carroll.

     Effective August 7, 1997, the Company relocated its executive and administrative offices to 1560 Broadway, Suite 1900, Denver, Colorado, pursuant to a Cost and Expense Sharing Agreement with Benson Mineral Group, Inc., an affiliate of Bruce D. Benson. Pursuant to that Agreement, the Company shares approximately 8,450 square feet of office space and certain personnel of BMG with that entity. The Company pays its prorata share of office rent, personnel costs, administrative costs and expenses to BMG.

     The Company owns a non-operating crude oil refinery located near Corpus Christie, Texas. This refinery has an estimated processing capacity of approximately 10,400 BOPD and miscellaneous storage tanks with capacity of approximately 125,000 bbls. Included within the company's interest in the refinery facility is approximately 100 acres of real estate, 80 of which are presently undeveloped and the balance of which contain the refinery.

EMPLOYEES

     At March 31, 1997, the Company had approximately 26 employees, including its President/Treasurer and its Vice President/Secretary. In addition to its executive officers, the Company employed a field supervisor, a geologist, accounting and administrative staff and various field personnel. The Company also engages independent contract laborers to supplement the services of its employees on an as-needed basis. At March 31, 1997, the Company engaged approximately three contract laborers in its field operations.

     Effective August 7, 1997, Bruce D. Benson became President, Chief Executive Officer and Chairman of the Board of Directors of the Company. He serves in those capacities pursuant to an Executive Employment Agreement at the will of the Board of Directors. Mr. Benson is paid a minimum annual salary of $150,000 pursuant to this Agreement.

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

     The number of record holders of the Common Shares as of March 31, 1997 was 402, including nominees of beneficial owners. The Company estimates that there were approximately 1,500 beneficial owners of its Common Shares as of that date.

     Holders of the Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Shares have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future. The Series "C" Preferred Stock of the Company currently outstanding prevents the Company from paying any dividends until the Series "C" Preferred Stock is redeemed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Portions of the section include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. (See Note regarding forward looking statements, Page iv of this Report)

     Effective September 1, 1995, the Company acquired all the outstanding stock of Performance Petroleum Corporation and Pacific Osage, Inc. Effective October 1, 1996, the Company acquired all of the outstanding stock of Argas, Inc. and ZCA . The Consolidated Financial Statements of the Company include the assets of these combined entities and results of operations for these subsidiaries from the effective date of acquisition, together with the assets and operations of the Company's other wholly owned subsidiaries, USX Operating Co., Inc. and Producers Service, Inc.

LIQUIDITY AND CAPITAL RESOURCES

March 31, 1997
--------------

     The financial position of the Company improved dramatically during the fiscal year ended March 31, 1997, primarily as a result of a private placement of equity securities conducted during the year. Working capital increased from a deficit of $957,641 at March 31, 1996, to a positive $17,062,422 at March 31, 1997, an increase of $18,020,063. Current assets increased from $838,595 at March 31, 1996 to $17,593,425 at March 31, 1997, reflecting receipt of proceeds by the Company from sale of a new class of Preferred Stock in this private placement. In addition to a substantial increase in cash, cash equivalents and a certificate of deposit, the increase in current assets was affected by an increase in accounts receivable in the approximate amount of $200,000. Such increase results from increased operations of the Company and reflects the increased sale of oil and gas to third parties. Accounts payable and accrued liabilities also increased as a result of this increase in operations, although in a smaller amount than the increase in accounts receivable.

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

     The Company completed a private placement of equity securities during the second and third fiscal quarters of 1997. The Company sold 4,000,000 shares of a newly created Series "C" Preferred Stock to qualified investors pursuant to an exemption from the registration requirements of Federal and state securities laws. Proceeds from the offering of $24,000,000 were budgeted for development of currently owned property, acquisition and development of additional property and repayment of debt. The Preferred Stock carries a cumulative dividend of 8% per annum. During the year ended March 31, 1997, the Company paid or accrued dividends of $360,000. The Series "C" Preferred

Stock is redeemable at the Company's option at any time at the issue price of $6.00 per share, plus accrued but unpaid dividends. Subject to certain anti-dilution provisions which are not yet applicable, the Preferred Stock is convertible at the holder's option into two shares of Common Stock for each share of Preferred until the stock is redeemed by the Company, if ever. The Series "C" Preferred Stock has a liquidation preference of $6.00 per share.

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

     Cash flow from operations also contributed to an increase in working capital during fiscal 1997. Cash flow from operating activities for the year was $1,316,118, compared to $59,382 for the year ended March 31, 1996.
Material, non-cash adjustments affecting cash flow, include depreciation, depletion and amortization in the amount of $1,100,749, a provision for impairment of assets in the amount of $321,397 and equity in the net income in a joint venture in the amount of $87,753. Material changes in current assets and liabilities affecting cash flow include a decrease in accounts receivable of $103,800, an increase in accounts payable in the amount of $86,134 and a decrease in amounts due related parties of $160,711. The Company also realized a decrease in amounts due from related parties in the amount of $18,795.

     Finally, the Company received proceeds from the exercise of outstanding stock options during fiscal 1997, contributing to its overall cash flow.
Options to acquire 1,015,700 shares of Common Stock were exercised by former officers, directors and consultants, resulting in net proceeds to the Company of $669,585. Those proceeds were added to Company's working capital and utilized for operations.

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

     The Company relied primarily on cash flow from operations to service this debt during fiscal 1996. However, during the latter portion of the fiscal year, when the monthly payments rose to $141,000, cash flow from operations was insufficient to make the required payments. As a result, the Company relied on restricted cash to satisfy the balance. Restricted cash (available only for repayment of then-existing term debt) at March 31, 1996 represented proceeds of asset or equity sales made by the Company subsequent to execution of the promissory note in September, 1995. At March 31, 1996, the Company had remaining restricted cash of approximately $75,000 with which to service the debt. As a result of its limited cash and insufficient cash flow, management anticipated that the Company required additional cash from outside sources to make the monthly payments during fiscal 1997 and pay the remaining balance when the note matured in July, 1997. The private placement in fiscal 1997 accomplished that objective.

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

     Substantially all of the increase in current assets during 1996 is attributable to the acquisition of Performance and Pacific. The increase in cash and accounts receivable at March 31, 1996 were directly attributable to the increased production from the Performance properties and sales and operations from Pacific Osage. The increase in inventories from fiscal 1995 to fiscal 1996 is associated with the parts and supplies store operated by Pacific Osage. The increase in liabilities is also primarily attributable to the acquisition of Performance and Pacific. In addition to current maturities of the long term debt, both accounts payable and amounts due related parties increased during fiscal 1996. Such increases are also attributable to the operations of Performance and Pacific.

RESULTS OF OPERATIONS

Year Ended March 31, 1997
-------------------------

     During the fiscal year ended March 31, 1997, the Company realized a net loss of $87,530 on revenues of $4,513,387. This compares to a net loss of $786,165 for the year ended March 31, 1996. Taking into account the Preferred Stock dividends applicable to the period of $884,250, the net loss for fiscal 1997 equates to $0.13 per share, compared to a net loss of $0.19 per share during fiscal 1996. Excluding provision for the impairment of assets, the Company would have realized a profit of $233,867 for the year ended March 31, 1997 before provision for the Preferred Stock dividends.

     The improved operations for fiscal 1997 are primarily attributable to acquisitions completed during fiscal 1996 and 1997, together with increased oil and gas prices during 1997 compared to those prevailing during 1996. Revenues from the sale of purchased gas increased $554,876, or approximately 77%. This increase is primarily attributable to the acquisition of Argas, Inc. and ZCA during 1997. Concurrent with this increase in revenues, costs of purchased gas and gas transportation costs associated with these acquisitions increased in approximately the same amount. Revenues from the sale of Company-produced oil and gas increased $1,373,089, or approximately 98%. Of that amount, approximately $377,000 is attributable to the acquisition of assets during fiscal 1997. Operating costs associated with those acquired properties were approximately $177,000 exclusive of depreciation, depletion and amortization The remaining increase in revenue is primarily attributable to the acquisition of Performance Petroleum, acquired during fiscal 1996. Finally, revenues from contracting and oil field supplies decreased $43,430 from 1996 to 1997, as the Company determined to discontinue operation of its drilling subsidiary.

     Increased oil and gas prices also contributed to the increase in revenues during fiscal 1997. The Company received an average of $2.57 per mcf of gas and $20.25 per bbl of oil during 1997, compared to $1.74 and $16.48 during 1996, respectively.

     Primarily as a result of recent acquisitions, the Company's revenues were sufficient to offset operating expenses, together with general and administrative costs. However, the Company experienced a loss during 1997 as a result of impairments discussed below. Operating expenses increased from fiscal 1996 to 1997, but at a lower rate than revenues. General and administrative expenses actually decreased, from $544,915 for the year ended March 31, 1996 to $505,417 for the year ended March 31, 1997. Part of that decrease is attributable to the Company's president serving without compensation during fiscal 1997.

     Other income of $75,237 includes chart income of $20,625, resulting from meter reading services provided by the Company. Settlement of a dispute with a gas purchaser resulted in additional income of $25,000.

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

     The continuing operations of the drilling and servicing contractor, exclusive of the impairment provision, had a minimal effect on costs in 1997. During 1998, management expects a significant reduction in operating overhead formerly associated with the drilling subsidiary. Accordingly, the effect on operations for 1998 should be positive although the drilling and servicing contractor did operate for a portion of the period.

     The Company's lack of profitability has historically been attributable to having insufficient revenues to cover general and administrative expenses, depreciation, depletion and amortization, in addition to operating costs.
During fiscal 1997, the increase of revenues was sufficient to cover such items. However, the Company experienced extraordinary expenses in the form of impairments described above. In order to achieve profitability in the future, the Company must increase revenues sufficient to cover all expenses, including the dividend payable to Preferred shareholders. Prior management's efforts have been, and current management's continue to be, focused on those objectives.

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

     The greatest component of the increase in revenues during the year ended March 31, 1996 was sale of Company-produced oil and gas. Revenues from the sale of the Company-produced oil and gas increased from $98,726 for the year ended March 31, 1995 to $1,399,195 for the year ended March 31, 1996. This increase is primarily attributable to the acquisition of Performance and the accompanying properties owned by that entity, and to a lesser extent, improving natural gas prices. Oil and gas production at March 31, 1996 was approximately 335 barrels of oil and 1065 mcf of natural gas per day. Sale of gas purchased from third parties decreased from fiscal 1995 to 1996, as a result of a decreased volume of gas transported by the Company during 1996. That decline, in turn, is attributable to declining reserves owned by third parties in proximity to the gas gathering systems and shutting down the SEK gas gathering system. Contracting, drilling and oil field supply sales remained generally constant.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers at March 31, 1997:

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

---------------

     DEMETRIE D. CARONE. Mr. Carone  served as the President, Chief Executive
     ------------------
Officer, Chairman of the Board and a director of the Company from September, 1996 to August, 1997. Since 1977, Mr. Carone has also been president of WP&G Distributing Co., Inc., a privately held Colorado corporation involved in the wholesale distribution of dairy products. From September, 1995 to January, 1997, Mr. Carone served as the president of Five Star Petroleum, Inc., a privately-owned Oklahoma corporation involved in the exploration, development and production of oil and gas and from which the Company acquired certain assets during the fiscal year. Prior to that, he was the president and a director of Performance Petroleum Corporation and Pacific-Osage, acquired by the Company in September, 1995. Finally, from July, 1996 to August, 1997, he served as the president and a director of ZCA .

     RONALD R. MCGINNIS.  Mr. McGinnis served as Vice President, Secretary and a
     ------------------
Director of the Company from May 18, 1990 to August, 1997. Mr. McGinnis serves as the vice-president and a director of Wallstreet Racing Stables, Inc., a publicly traded Colorado corporation engaged in the business of acquiring, training and racing thoroughbred race horses. He has occupied that position since July, 1995. From 1990 to January, 1997, Mr. McGinnis also served as the vice-president and a director of Consolidated Capital of North America, Inc., a publicly traded Colorado corporation engaged in the real estate industry. Finally, from 1990 to 1995, Mr. McGinnis was the president, sole director and shareholder of Argas Pipeline Company, a private Kansas corporation which owned an interest in a gas gathering system.

       JACK MACISAAC.  Mr. MacIsaac  served as a director of the Company  from
       -------------
May 26, 1992 to August, 1997. Since 1986, Mr. MacIsaac has been engaged as a private investor. Prior to that, he was employed in the real estate industry.

     Each director is serving a term of office which shall continue until the next annual meeting of shareholders and until his successor has been duly elected or appointed and qualified. Officers of the Company serve at the pleasure of the Board of Directors. The Company held its last annual meeting of shareholders on November 19, 1997. None of the Company's officers or directors are party to any material legal proceeding, nor are such legal proceedings contemplated to the best information of such officers and directors. No family relationships exist between any of the officers and directors of the Company.

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

Name of Reporting Person    Late Form 4  Late Form 5  No. of Transactions
--------------------------  -----------  -----------  -------------------

Thomas Stansfield                1            1                    1
Donald F. Dillon                 1            1                    2
Lancaster Ventures, LLC          1            1                    1

ITEM 10.  EXECUTIVE COMPENSATION

     All of the officers and directors of the Company served without compensation during fiscal 1997, although each officer and director was entitled to participate in the Company's Incentive Stock Option and Non-Qualifying Stock Option Plans and to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company. The Company did not grant any stock options to its officers or directors during fiscal 1997. Finally, the Company maintained no "key-man" life insurance policies on the lives of its officers or directors during 1997, and maintains no such policies as of the filing of this report. However, the Company may enter into compensation arrangements with one or more of its officers or directors in the future, as deemed reasonable and prudent in the discretion of the Board of Directors.

     The following table summarizes the total compensation of the Chief Executive Officer (the only "Named Officer") of the Company for the last fiscal year:

                              SUMMARY COMPENSATION
                              --------------------

                                                ANNUAL COMPENSATION        LONG TERM COMPENSATION
                                                -------------------        ----------------------

                                                             OTHER ANNUAL  RESTRICTED     STOCK     LTIP     ALL OTHER
NAME                         YEAR       SALARY   BONUS       COMPENSATION  STOCK AWARDS   OPTION    PAYOUTS  COMPENSATION
----                         ----       ------   -----       ------------  ------------   ------    -------  ------------

DEMETRIE D. CARONE/1/,       1997       -0-         -0-      -0-           -0-             -0-      -0-      -0-
  CHAIRMAN OF THE BOARD,
   PRESIDENT AND CHIEF
   EXECUTIVE OFFICER.
TERRY L. CARROLL,            1997       $24,000
  CHAIRMAN OF THE BOARD,     1996        96,000     -0-      -0-           -0-             -0-      -0-      -0-
  CHIEF EXECUTIVE OFFICER    1995        96,000     -0-      -0-           -0-             -0-      -0-      -0-
  AND PRESIDENT.

----------
    /1/ See Item 12 Certain Relationships and Related Party Transactions for a description of certain options issued the executive officer in connection with a previous acquisition.

----------

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

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                               OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------
Name                      Shares           Value                 Number of                 Value of unexercised
                          acquired         realized              unexercised               in-the-money options/SARS's
                          on               ($)                   options/SAR's at          at Fiscal Year end ($)
                          exercise ($)                           Fiscal Year end (#)
                          exercisable/                           exercisable/
                          unexercisable                          unexercisable
----------------------------------------------------------------------------------------------------------------------
Terry L. Carroll          131,400          $   75,555/1/              -0-                            -0-
Demetrie D. Carone        480,000          $1,369,000/2/              -0-                            -0-
----------------------------------------------------------------------------------------------------------------------

1. On August 5, 1996, the reporting person exercised options to purchase 131,400 shares of the Company's Common Stock at a purchase price of $.55 per share. The value realized represents the difference between the exercise price and the last reported price of the stock as reported by the NASDAQ Stock Market.

2. On May 30, August 1 and November 4, 1996 the reporting person exercised options to purchase 120,000, 25,000 and 335,000 shares of the Company's Common Stock at exercise prices of $.55, $.75 and $.75. The value realized reflects the difference between the exercise price on the purchase date and the last reported price for the stock on that date as reported by the NASDAQ Stock Market.

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

     INCENTIVE STOCK OPTION PLAN.  Effective January 13, 1989, the Company
     ---------------------------
adopted an Incentive Stock Option Plan (the "Plan") and reserved a total of 1,000,000 Common Shares for issuance pursuant to the Plan. The Plan, designed as an incentive for key employees, is administered by a compensation committee which is formed by the Board of Directors, which selects optionees and determines the number of Common Shares subject to each option. The Plan provides that no option may be granted at an exercise price less than the fair market value of the Common Shares of the Company on the date of grant. Unless otherwise specified, the options expire five years from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option.

     No options were granted pursuant to the Plan during fiscal 1997. As of March 31, 1997, there were no options outstanding under the Plan and 841,900 remain available for issuance.

     NONQUALIFYING STOCK OPTION PLAN.  Effective May 25, 1990, the Board of
     -------------------------------
Directors adopted a Nonqualifying Stock Option Plan ("NQSOP") for the benefit of non-employee directors of the Company and others having rendered significant services to the Company. To date, an aggregate of 2,900,000 Common Shares have been reserved to be issued pursuant to the NQSOP. The NQSOP is administered in the discretion of the Board of Directors, who have the authority to select optionees, determine the number of Common Shares subject to each option and the exercise price per share. In determining the value of services rendered to the Company by potential optionees, the Board considers, among other things, such factors as the value of comparable services rendered by others in the community, the benefits received by the Company and the availability of comparable services. All options granted pursuant to the NQSOP were exercisable at a price not less than the fair market value of the Common Shares at the time of grant. Unless otherwise specified, the options expire ten years from the date of grant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 31, 1997, a total of 8,312,358 Common Shares, the Company's only class of voting stock, were issued and outstanding. The Company also had outstanding 4,000,000 shares of Preferred Stock which were convertible into 8,000,000 shares of Common Stock in the discretion of the holders.

     The following table sets forth as of March 31, 1997, certain information with respect to the Company's Common Stock beneficially owned by (i) each then executive officer and director of the Company; (ii) each person who owns beneficially more than five percent (5%) of the Company's outstanding Common Stock; and (iii) all then-directors and officers as a group. Unless otherwise stated, the address of each person listed was the Company's address, 1901 New Street, Independence, Kansas 67301, and the type of ownership is record and beneficial.

NAME AND ADDRESS OF                NUMBER OF            PERCENT OF CLASS
BENEFICIAL OWNER                   SHARES               BENEFICIALLY OWNED
----------------                   ------               ------------------

Officers & Directors
--------------------
Demetrie D. Carone                 2,042,866/(1)/       24.69%
Jack MacIsaac                          4,000/(2)/       *
Ronald R. McGinnis                   321,515             3.87%

Principal Shareholders
----------------------
Dale Jensen                        3,368,770/(3)/       32.67%
2417 Ridge Road
Lincoln, Nebraska 68512

Donald F. Dillon                   1,132,818/(4)/       12.27%
6600 South 56th Street
Lincoln, NE 68516

Thomas Stansfield                  1,377,000/(5)/       14.79%
7052 East Fremont Place
Englewood, CO 80112

Jerome and Betty Fenna               432,134             5.1%
13631 Balsam Lane
Dayton, MN

All Directors and Executive        2,368,381            28.33%
Officers as a Group (3 Persons)

-------------------------
*    Less than 1%

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

        (4) Includes 916,668 Common Shares underlying 458,334 shares of the Company's 1996 Series "C" Convertible Preferred Stock and 216,150 Common Shares of the issuer's securities held by Lancaster Ventures, LLC of which the named individual is the sole Member.

        (5) Includes 1,000,000 Common Shares underlying 500,000 shares of the Company's 1996 Series "C" Convertible Preferred Stock held by the reporting person.

-----------------

CHANGES IN CONTROL

     On August 19, 1997, the Company reported a change in control effective August 7, 1997. Bruce D. Benson was appointed President, Chief Executive Officer and Chairman of the Board of Directors of the Company and in connection with that appointment, received options to acquire 4,000,000 shares of the Company's Common Stock. Subsequent to the appointment of Mr. Benson, previous members of the Board of Directors resigned and were replaced by Messrs. Benson, Robert J. Malone, Richard L. Robinson and Thomas W. Gamel.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

RECENT ACQUISITIONS

     Effective January 15, 1997, the Company completed three acquisitions from individuals who are either officers, directors or principal shareholders of the Company, or entities controlled by such individuals. The Company acquired all of the assets of Five Star Petroleum, consisting of interests in oil and gas leases and related equipment, for a purchase price of $1,300,000. The entire purchase price was paid in cash. Demetrie Carone, former President of the Company, was also president, a director and principal shareholder of Five Star. In addition, Messrs. Jensen and Stansfield, beneficial owners of greater than five percent of the Company's Common Stock, were principal shareholders of Five Star. As a result of that acquisition, Messrs. Carone, Jensen and Stansfield were paid $262,286, $275,340 and $241,150, respectively.

     Contemporaneously, the Company completed the acquisition of ZCA, a privately-held Delaware corporation. The assets of ZCA included an interest in a gas gathering system and oil and gas leases. The purchase price of this acquisition paid in cash by the Company was $560,000. Messrs. Carone and Jensen were sole shareholders of ZCA, owning an equal interest in that entity. The former shareholders of ZCA also received $300,000 in connection with this transaction from an unrelated third party for transfer of an interest in the gathering system and leases. ZCA was acquired by Messrs. Carone and Jensen in July, 1996 for a purchase price of $800,000.

     Finally, the Company acquired certain oil and gas leases located in Osage County, Oklahoma from certain individuals, including Messrs. Carone, Jenson and Donald F. Dillon, a beneficial owner of more than 5% of the Company's Common Stock. The Company paid $200,000 cash for those leases, of which Mr. Carone received $120,000, Mr. Jenson received $20,000 and Mr. Dillon received $20,000.

     Effective August 31, 1995, the Company completed the acquisitions of Performance Petroleum and Pacific-Osage. The Company paid $800,000 cash to the former stockholders of Performance and satisfied outstanding notes payable in the approximate amount of $4,600,000. The Company also issued 1,000 shares of its Common Stock in connection with the acquisition. The Company acquired Pacific-Osage for approximately $840,000 in cash. Messrs. Carone and Jensen were also officers, directors and principal shareholders of Performance and Mr. Carone was an officer, director and principal shareholder of Pacific-Osage. By virtue of those positions, Messrs. Carone and Jensen were paid $280,540 and $148,260, respectively. Mr. Carone also received 408,805 shares of the Company's Common Stock and Mr. Jensen 408,770 shares in connection with those acquisitions, as a result of the conversion of the outstanding Debentures previously held by Five Star . Mr. Carone also received options to acquire an aggregate of 480,000 shares of Common Stock of the Company, and Mr. Jensen 360,000 options in conjunction with consulting agreements executed with the Company. All of those options were subsequently exercised.

     All of the foregoing transactions were approved by a disinterested majority of the Board of Directors as then constituted, which determined that the acquisitions were in the best interest of the shareholders. No transaction has yet been completed by the Company's current management which involved the acquisition of oil and gas properties or entities from the Company's affiliates, and management does not anticipate any such transactions in the future.
However, in the event the Company considers an acquisition from an affiliate in the future, it would evaluate the transaction on the same terms as it evaluates transactions from an unaffiliated party.

OTHER EVENTS

     The Company sold shares of its Series "C" Preferred Stock to Mr. Carone, an officer, director and principal shareholder of the Company, and Messrs. Jenson, Dillon and Stansfield, principal shareholders of the Company in the private placement during fiscal 1997. Such individually purchased 23,664, 1,000,000, 458,334 and 500,000 shares of the Series "C", respectively. These sales were made on the same terms and conditions as those made to other purchasers in the offering.

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

     3.4/1/ Articles of Amendment of the Company as filed with the Secretary of State on September 24, 1996.

     4.1       Certificate for Common Stock.

     9         Not Applicable.

     10.1      1989 Incentive Stock Option Plan of the Company.

     10.2      1990 Non-Qualifying Stock Option Plan.

     10.3.1/2/ Lease Agreement between Mid-America Pipeline Company and
               Producers Service, Incorporated.

     10.3.2/2/ Amendment to Lease Agreement between Mid-America Pipeline Company and Producers Service, Incorporated.

     10.4/3/ Stock Purchase Agreement between the Company and Shareholders of Performance Petroleum Corporation effective September 1, 1995.

     10.5/3/ Stock Purchase Agreement between the Company and shareholders of Pacific Osage, Inc. effective September 1, 1995.

     10.6* Stock Purchase Agreement between the Company and Terry L. Carroll and Violet M. Carroll, effective October 1, 1996.

     10.7* Stock Purchase Agreement between the Company and stockholders of ZCA Gas Gathering Co., Inc., effective October 1, 1996.

     10.8* Asset Purchase Agreement between the Company and Five Star Petroleum, Inc., effective October 1, 1996.

     10.9* Asset Purchase Agreement between the Company and Demetrie D. Carone, Dale M. Jensen, Donald F. Dillon, Roger Campbell and Rekco, effective October 1, 1996.

     11        Not applicable.

     13        Not applicable.

     16        Not applicable.

     18        Not applicable.

     19        Not applicable.

     21        List of the Company's subsidiaries.

     22        Not applicable.

     23        Not applicable.

     24        Not applicable.

     27        Financial Data Schedule.

     28        Not applicable.

     99        Not applicable.

---------------------------
     (1)   Filed as an Exhibit to Form 8-K dated September 30, 1996.

     (2) Filed as an Exhibit to Form 10-KSB for the fiscal year ended March 31, 1994 and incorporated herein by reference.

     (3) Filed as an Exhibit to Form 8-K dated September 29, 1995, and incorporated herein by reference.

     *     Filed herewith.

     (C)   REPORTS ON FORM 8-K.

           The Company has not filed any reports on Form 8-K during the fourth quarter of its fiscal year.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Denver, Colorado on the 14th day of April, 1998.

                              UNITED STATES EXPLORATION, INC.


                              By:   /s/ Bruce D. Benson
                                 ----------------------------------------------
                                    Bruce D. Benson,
                                    President, Chief Executive Officer and
                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                               Title                     Date
----------                               -----                     ----

/s/ Bruce D. Benson         President, Chief Executive             04/14/98
--------------------------  Officer, and Chairman of
Bruce D. Benson             the Board of Directors


/s/ F. Michael Murphy       Vice President, Chief Financial        04/15/98
--------------------------  Officer and Secretary
F. Michael Murphy


/s/ Randall L. Rogers       Chief Accounting Officer               04/15/98
--------------------------
Randall L. Rogers

/s/ Robert J. Malone        Director                               04/14/98
--------------------------
Robert J. Malone

 /s/ Richard L. Robinson    Director                               04/14/98
--------------------------
Richard L. Robinson

                        UNITED STATES EXPLORATION, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----


Report of Independent Certified Public Accounts                    F-1

Consolidated Balance Sheets at March 31, 1997 and 1996.........    F-2

Consolidated Statements of Operations for the Fiscal Years
Ended March 31, 1997 and 1996..................................    F-4

Consolidated Statements of Changes in Stockholders' Equity
for the Fiscal Years Ended March 31, 1997 and 1996.............    F-5

Consolidated Statements of Cash Flows for the Fiscal Years
Ended March 31, 1997 and 1996..................................    F-6

Notes to Consolidated Financial Statements.....................    F-7

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



Wichita, Kansas
May 30, 1997

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                   March 31,

                                     ASSETS


                                                       1997         1996
                                                    -----------  -----------

CURRENT ASSETS
 Cash and cash equivalents                          $15,323,038  $   169,965
 Certificate of deposit                               1,500,000            -
 Restricted cash                                              -       74,697
 Accounts receivable                                    590,237      384,571
 Due from related parties                                 4,300       23,095
 Inventories                                            152,401      161,186
 Prepaid expenses and other                              23,449       25,081
                                                    -----------  -----------

        Total current assets                         17,593,425      838,595

PROPERTY AND EQUIPMENT, AT COST, NET
 Oil and gas property and equipment -
   full cost method                                   9,636,527    8,208,034
 Natural gas gathering systems                        1,695,394    1,269,221
 Building and equipment                                 478,949    1,019,909
                                                    -----------  -----------

                                                     11,810,870   10,497,164

OTHER ASSETS
 Assets held for sale
   Crude oil refinery                                 1,775,011    1,775,011
   Natural gas stripping plant                           40,000       80,000
   Equipment                                            146,486            -
 Pipeline lease agreement, less accumulated
   amortization of $159,981 in 1997 and $109,461
   in 1996                                              547,327      597,847
 Investment in joint ventures                                 -      325,139
 Goodwill                                                     -       69,684
 Other                                                        -       40,710
                                                    -----------  -----------

                                                      2,508,824    2,888,391
                                                    -----------  -----------

                                                    $31,913,119  $14,224,150
                                                    ===========  ===========

The accompanying notes are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                          1997        1996
                                      -----------  ----------

CURRENT LIABILITIES
 Current maturities of long-term debt $         -  $1,196,947
 Accounts payable                         447,518     308,939
 Accrued liabilities                       68,270     114,424
 Due to related parties                    15,215     175,926
                                      ----------- -----------

        Total current liabilities         531,003   1,796,236

LONG-TERM DEBT                                  -   5,427,853

COMMITMENTS AND CONTINGENCIES                   -           -

STOCKHOLDERS' EQUITY
 Preferred stock - $.01 par value
   Authorized - 100,000,000 shares
   Issued and outstanding
     Series A Cumulative Convertible
       - 250,000 shares in 1996                 -   1,250,000
     Series B Cumulative Convertible
       - 104,000 shares in 1996                 -     520,000
     Series C Cumulative Convertible
       - 4,000,000 shares (liquidation
       preference $24,480,000)         24,000,000           -
 Common stock - $.0001 par value
   Authorized - 500,000,000  shares
   Issued and outstanding - 8,312,358
     shares in 1997 and 6,469,404
     shares in 1996                           831         647
 Capital in excess of par value        11,370,867   8,581,466
 Accumulated deficit                   (3,989,582) (3,352,052)
                                      ----------- -----------

                                       31,382,116   7,000,061
                                      ----------- -----------

                                      $31,913,119 $14,224,150
                                      =========== ===========


                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended March 31,

                                                         1997         1996
                                                      ----------   ----------

Revenues
 Sale of purchased gas                                $1,271,372   $  716,496
 Sale of company produced oil and gas                  2,772,284    1,399,195
 Contracting and oil field supplies                      381,978      425,408
 Equity in net income (loss) of joint ventures            87,753      (17,988)
                                                      ----------   ----------

                                                       4,513,387    2,523,111

Costs and expenses
 Gas acquisition costs                                   831,011      476,814
 Gas transportation costs                                463,377      353,257
 Production costs - oil and gas                        1,329,667      652,632
 Other operating expenses                                163,375      166,015
 Depreciation, depletion and amortization              1,100,749      718,021
 Provision for impairment of assets                      321,397       44,000
 General and administrative                              505,417      544,915
                                                      ----------   ----------

                                                       4,714,993    2,955,654
                                                      ----------   ----------

Loss from operations                                    (201,606)    (432,543)

Other income (expense)
 Interest income                                         346,294        2,064
 Interest expense                                       (307,455)    (367,299)
 Other                                                    75,237       11,613
                                                      ----------   ----------

                                                         114,076     (353,622)
                                                      ----------   ----------

        NET LOSS                                         (87,530)    (786,165)

Preferred stock dividends applicable to the period      (884,250)     (88,500)
                                                      ----------   ----------

Net loss applicable to common stockholders            $ (971,780)  $ (874,665)
                                                      ==========   ==========

Loss per common share                                      $(.13)       $(.19)
                                                      ==========   ==========

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                   Preferred stock
                       -----------------------------------------------------------------------     Common stock
                             Series A                 Series B                Series C          ------------------    Capital in
                       ----------------------   --------------------   -----------------------                Par     excess of
                        Shares      Amount       Shares      Amount      Shares      Amount      Shares      value    par value
                       --------   -----------   --------   ---------   ----------  -----------  ---------    -----    -----------

Balance at April 1,
 1995                   250,000   $ 1,250,000    104,000   $ 520,000            -   $        -   4,079,404    $408    $ 7,795,205
Exercise of stock
 options                      -             -          -           -            -            -     390,000      39        286,461
Shares issued upon
 conversion of
 debentures                   -             -          -           -            -            -   2,000,000     200        499,800
Net loss for the year         -             -          -           -            -            -           -       -              -

Balance at March 31,
 1996                   250,000     1,250,000    104,000     520,000            -            -   6,469,404     647      8,581,466

Exercise of stock
 options                      -             -          -           -            -            -   1,015,700     101        669,484
Conversion of preferred
 stock and related
 dividends to common
 stock                 (250,000)   (1,250,000)  (104,000)   (520,000)           -            -     827,254      83      1,959,917
Issuance of Series C
 Preferred stock              -             -          -           -    4,000,000   24,000,000           -       -              -
Contribution of accrued
 salary by former
 president and stock-
 holder                       -             -          -           -            -            -           -       -        160,000
Cash dividends paid on
 Series C preferred
 stock                        -             -          -           -            -            -           -       -              -
Net loss for the year         -             -          -           -            -            -           -       -              -
                       --------   -----------   --------   ---------    ---------  -----------   ---------   -----    -----------
Balance at March 31,
 1997                         -   $         -          -   $       -    4,000,000  $24,000,000   8,312,358    $831    $11,370,867
                       ========   ===========   ========   =========    =========  ===========   =========   =====    ===========


                              Accumulated
                                deficit         Total
                              -----------    -----------
Balance at April 1,           $(2,565,887)   $ 6,999,726
 1995
Exercise of stock
 options                                -        286,500
Shares issued upon
 conversion of
 debentures                             -        500,000
Net loss for the year            (786,165)      (786,165)
                              -----------    -----------

Balance at March 31,
 1996                          (3,352,052)     7,000,061
Exercise of stock
 options                                -        669,585
Conversion of preferred
 stock and related
 dividends to common
 stock                           (190,000)             -
Issuance of Series C
 Preferred stock                        -     24,000,000
Contribution of accrued
 salary by former
 president and stock-
 holder                                 -        160,000
Cash dividends paid on
 Series C preferred
 stock                           (360,000)      (360,000)
Net loss for the year             (87,530)       (87,530)
                              -----------    -----------
Balance at March 31,
 1997
                              $(3,989,582)   $31,382,116
                              ===========    ===========


The accompanying notes are an integral part of this statement.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended March 31,

                Increase (decrease) in cash and cash equivalents

                                                              1997          1996
                                                          ------------  ------------

Cash flows from operating activities
 Net loss                                                 $   (87,530)  $  (786,165)
 Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation, depletion and amortization               1,100,749       718,021
     Provision for doubtful accounts                                -        18,604
     Provision for impairment of assets                       321,397        44,000
     Loss on sale of equipment                                  9,820             -
     Equity in net (income) loss of joint ventures            (87,753)       17,988
     Change in assets and liabilities, net of effect
      of acquisitions
       (Increase) decrease in accounts receivable             103,800      (150,754)
       (Increase) decrease in due from related parties         18,795          (629)
       Decrease in inventories                                  8,785         6,743
       Decrease in prepaid expenses and other                   2,632        11,387
       Increase in accounts payable and accrued
          liabilities                                          86,134       111,069
       Increase (decrease) in due to related parties         (160,711)       69,118
                                                          -----------   -----------

           Net cash provided by operating
             activities                                     1,316,118        59,382

Cash flows from investing activities
 Investment in restricted cash                                (66,000)     (270,000)
 Receipt of restricted cash                                   140,697       195,303
 Purchase of certificate of deposit                        (1,500,000)            -
 Capital expenditures                                        (111,386)     (178,133)
 Acquisition of oil and gas leases                         (1,481,000)            -
 Acquisition of companies, net of cash received              (674,731)   (6,209,473)
                                                          -----------   -----------

   Net cash used in investing activities                   (3,692,420)   (6,462,303)

Cash flows from financing activities
 Issuance of Series C preferred stock                      24,000,000             -
 Repayment of note payable to bank                           (165,000)     (397,000)
 Repayment of term debt                                    (6,615,210)     (193,620)
 Proceeds from issuance of term debt                                -     6,800,000
 Proceeds from exercise of stock options                      669,585       286,500
 Dividends paid on preferred stock                           (360,000)            -
                                                          -----------   -----------

   Net cash provided by financing activities               17,529,375     6,495,880
                                                          -----------   -----------

Net increase in cash and cash equivalents                  15,153,073        92,959
Cash and cash equivalents, beginning of year                  169,965        77,006
                                                          -----------   -----------

Cash and cash equivalents, end of year                    $15,323,038   $   169,965
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

 10. Stock-based compensation
     ------------------------

 The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. SFAS 123 encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected, as permitted by the Standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.


NOTE B - RELATED PARTY TRANSACTIONS - CONTINUED

 The Company purchased, effective October 1, 1996, 100% of the outstanding common stock of Argas, Inc. for $160,000. Argas, Inc. was purchased from the Company's former president who is also a stockholder of the Company. Argas, Inc.'s primary asset was its investment in the joint ventures in which the Company was also an investor. Upon completion of the Argas, Inc. purchase, the Company owned 100% of the joint ventures. The individual assets, consisting primarily of pipelines, and the gross operations of the joint ventures are included in the consolidated financial statements subsequent to October 1, 1996. Prior to the purchase, the joint ventures sold natural gas of approximately $228,000 and $122,000 to the Company during 1997 and 1996, respectively. In addition, the joint ventures had contracting expense with the Company of approximately $52,000 and $70,500 during 1997 and 1996, respectively.

               UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE B - RELATED PARTY TRANSACTIONS - CONTINUED

 The Company also purchased during 1997 the common stock of ZCA Gas Gathering, Inc. and certain oil and gas leases from the Company's president and other Company stockholders for total cash consideration of $2,030,000. See Note S for additional information.

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

 The Company leases its premises from its former president under an operating lease. The lease provides for monthly payments of $806.

 A summary of account balances with related parties at March 31 is as follows:


                                          1997        1996
                                         -------    --------

Due from related parties
 USX-Argas 1996 Joint Venture            $     -    $ 21,895
 Individual stockholders                   4,300       1,200
                                         -------    --------

                                         $ 4,300    $ 23,095
                                         =======    ========


                                          1997        1996
                                         -------    --------

Due to related parties
 Individual stockholder                  $15,215    $      -
 T. L. Carroll (accrued compensation)          -     145,081
 USX-Argas 1996 Joint Venture                  -      18,798
 MCM Capital Management, Inc.                  -      10,548
 Individual stockholder                        -         938
 Argas, Inc.                                   -         561
                                         -------    --------

                                         $15,215    $175,926
                                         =======    ========

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


                                                      1997        1996
                                                    ---------   --------

 Carrying value, beginning of year                  $ 325,139   $221,498
 Investment in joint venture                                -    143,566
 Equity in net earnings (loss) of joint ventures       87,753    (17,988)
 Amortization of investment                           (34,487)   (21,937)
 Termination of joint venture and inclusion in
   consolidated financial statements                 (378,405)         -
                                                    ---------   --------

 Carrying value, end of year                        $       -   $325,139
                                                    =========   ========


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


                                                           March 31,
                                                  -------------------------
                                                     1997           1996
                                                  -----------   -----------
 Capitalized costs
   Oil and gas properties                         $14,561,258   $12,468,395
   Accumulated depreciation, depletion,
     amortization and valuation allowance           4,924,731     4,260,361
                                                  -----------   -----------

      Net capitalized costs                       $ 9,636,527   $ 8,208,034
                                                  ===========   ===========

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE E - OIL AND GAS PROPERTIES - CONTINUED

                                                        Year ended March 31,
                                                      -------------------------
                                                          1997         1996
                                                      ------------  -----------

 Results of operations for producing activities
   Oil and gas sales                                  $ 2,772,284   $1,399,195
   Production costs                                    (1,329,667)    (652,632)
   Depreciation, depletion and amortization              (623,291)    (268,735)
   Full cost pool valuation allowance                     (41,432)           -
                                                      -----------   ----------

 Results of operations from producing activities
   (excluding overhead expenses)                      $   777,894   $  477,828
                                                      ===========   ==========

 Amortization per equivalent physical unit
   (barrels) of production (excludes full cost
   pool valuation allowance)                                $4.42        $2.98
                                                      ===========   ==========

 Costs incurred in oil and gas acquisition and development activities during the years ended March 31 are as follows:

                                                          1997         1996
                                                      ------------  -----------

 Property acquisition costs                           $  1,981,830  $ 5,438,061
 Development costs                                         111,386      160,625
                                                      ------------  -----------

                                                      $  2,093,216  $ 5,598,686
                                                      ============  ===========


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

               UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE F - NATURAL GAS GATHERING SYSTEMS

 Natural gas gathering systems consist of the following at March 31:


                                     1997        1996
                                  ----------  ----------

 Peru-Hale                        $1,132,108  $1,132,108
 Southeast Kansas                    453,588     453,588
 Pacific Gas                         480,431     480,431
 Independence                        400,663           -
 US Gas                              269,757           -
 Chautauqua                          200,440           -
 Havanna                              53,735           -
 Elgin                                25,452           -
 Cowley                                8,484           -
                                  ----------  ----------

                                   3,024,658   2,066,127
 Less accumulated depreciation     1,329,264     796,906
                                  ----------  ----------

                                  $1,695,394  $1,269,221
                                  ==========  ==========


NOTE G - BUILDING AND EQUIPMENT

 Building and equipment consists of the following at March 31:

                                     1997         1996
                                  ----------   ----------

 Building                         $  130,588   $  126,800
 Oil field equipment               1,024,954    1,343,590
 Autos and trucks                    133,631       76,677
 Office equipment                     51,903       62,448
                                  ----------   ----------

                                   1,341,076    1,609,515
 Accumulated depreciation           (731,127)    (589,606)
 Valuation allowance                (131,000)           -
                                  ----------   ----------

                                  $  478,949   $1,019,909
                                  ==========   ==========


 The valuation allowance of $131,000 relates to oil field equipment held by the Company. See also Note T.

               UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE H - CRUDE OIL REFINERY

 The Company owns a crude oil refinery and tank storage farm located in Ingleside, Texas, which it acquired in July 1994. The refinery has a capacity of 10,400 bbls per day and is located on a small portion of approximately 100 acres of undeveloped real estate also owned by the Company.

 The refinery which has been nonoperational since the early 1980's is skid mounted and has been preserved internally with noncorrosive oil-based liquid. The Company intends to resell both the refinery and real estate.


NOTE I - CONVERTIBLE DEBENTURES

 On June 15, 1993, pursuant to an exchange agreement with Cirque Energy Ltd. (a majority stockholder of the Company at that date), the Company exchanged 2,000,000 each of Series A, B and C Company Convertible Debentures for 6,000,000 Company common shares. The Series A, B and C Debentures were noninterest-bearing and had an aggregate principal value of $1,200,000. The debentures were recorded at their present value of $1,069,815, discounted at 10%. The Company repaid the Series A and B Debentures prior to March 31, 1995.

 The remaining 2,000,000 Series C Company Debentures matured on June 30, 1995. The Company did not make the required $500,000 payment on that date. As the sole remedy for default any debentures which were not retired at maturity could be converted into common shares of the Company on a one-for-one basis at the holder's option. In conjunction with the acquisitions of Performance and Pacific Osage discussed in Note S, the sellers acquired the Series C debentures. The Company agreed to allow the purchasers of the debentures to convert them into Company stock. On December 28, 1995, the debentures were converted into 2,000,000 common shares of the Company.


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

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996

NOTE K - LONG-TERM DEBT

 Long-term debt consisted of the following at March 31, 1996:

 Term note payable to a bank with monthly interest only
      payments through January 1, 1996 and monthly
      interest and principal payments of $141,000 from
      February 1, 1996 through July 1, 1997 at which
      time the balance of the principal was due. The
      note bore interest at the bank's national rate
      (8.25% at March 31, 1996) - collateralized by all
      Company assets and was guaranteed by certain
      stockholders of the Company. The note was repaid
      in full September 1996                                  $     6,612,545

 7% note payable to a bank with monthly payments of $599
      through February 1998 - collateralized by a vehicle              12,255
                                                              ---------------

                                                                    6,624,800
 Less current maturities                                            1,196,947
                                                              ---------------

                                                              $     5,427,853
                                                              ===============

NOTE L - INCOME TAXES

 The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at March 31:

                                                           1997        1996
                                                        ----------  ----------
 Deferred tax liabilities
   Purchase accounting adjustment - book basis of
     acquired assets greater than tax basis
       Equipment                                        $  248,993  $  334,660
       Lease agreement                                     207,984     227,182
       Other                                                     -      30,782
   Oil and gas properties - tax depletion greater
     than full cost pool amortization                    2,195,993   2,107,440
   Depreciation on equipment                                49,958      68,739
                                                        ----------  ----------

                                                         2,702,928   2,768,803

 Deferred tax assets
   Net operating loss carryforwards                      2,934,053   3,266,493
   Provision for doubtful accounts                               -      30,553
   Valuation allowance (natural gas stripping plant)        31,920      16,720
   Accrued compensation                                          -      67,992
   Other                                                    12,048      29,119
                                                        ----------  ----------

                                                         2,978,021   3,410,877
   Less valuation allowance                                275,093     642,074
                                                        ----------  ----------

                                                         2,702,928   2,768,803
                                                        ----------  ----------

   Net deferred amount                                  $        -  $        -
                                                        ==========  ==========

 The valuation allowance was decreased by $366,981 in 1997 and $1,275,134 in 1996 to reduce the deferred tax asset to zero.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE L - INCOME TAXES - CONTINUED

 The net operating loss carryforwards available to United States Exploration, Inc. for income tax purposes are as follows. The Company is limited in its use of its net operating loss carryforwards. The Company may use, in any one tax year, up to $507,000 of net operating losses from carryforwards expiring in years before 2009 and up to $2,285,000 of net operating losses from carryforwards expiring after 2008, for a maximum of $2,792,000 in any one year.

    Expiration
      dates
    ----------

      2003                                $  361,000
      2004                                 2,545,000
      2005                                 1,300,000
      2006                                   293,000
      2007                                   448,000
      2008                                    37,000
      2009                                 1,765,000
      2010                                   537,000
      2011                                   435,000
                                          ----------

                                          $7,721,000
                                          ==========

NOTE M - OTHER INCOME

 Other income for the years ended March 31 is comprised of the following:

                                         1997     1996
                                        -------  -------

 Chart income                           $28,424  $ 8,887
 Gas Contract settlement                 25,000        -
 Other                                   21,813    2,726
                                        -------  -------

                                        $75,237  $11,613
                                        =======  =======

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE N - MAJOR CUSTOMERS

 The Company sold approximately 77% in 1997 and 83% in 1996 of its gas to four and six purchasers, respectively. The Company sold approximately 91% and 99% of its oil to one purchaser during 1997 and 1996, respectively.


NOTE O - STOCK OPTION PLANS

 Effective January 13, 1989, the Company adopted an Incentive Stock Option Plan (the Plan) and reserved a total of 1,000,000 common shares for issuance pursuant to the Plan. As of March 31, 1997, there were 841,900 options available for issuance. The Plan, designed as an incentive for key employees, is administered by the compensation committee of the Board of Directors, which selects optionees and determines the number of common shares subject to each option. The Plan provides that no option may be granted at an exercise price less than the fair market value of the common shares of the Company on the date of grant. Unless otherwise specified, the options expire five years from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option.

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


NOTE O - STOCK OPTION PLANS - CONTINUED

 A summary of the Company's two stock option plans as of March 31, 1997 and 1996 and changes during the years ending on those dates is presented below:


                                                         Weighted
                                         Shares          average
                                  ---------------------  exercise
                                  The Plan     NQSOP      price
                                  ---------  ----------  --------

 Outstanding at April 1, 1995      262,800     917,700      $1.49
   Granted                               -   1,667,800       1.29
   Exercised                             -    (390,000)       .73
   Canceled                              -    (650,000)      2.35
                                  --------   ---------

 Outstanding at March 31, 1996     262,800   1,545,500       1.16
   Exercised                      (148,900)   (866,800)       .66
   Canceled                       (113,900)   (475,000)      2.00
                                  --------   ---------

 Outstanding at March 31, 1997           -     203,700       1.28
                                  ========   =========

 All options outstanding at March 31, 1997 and 1996 were exercisable. Options outstanding at March 31, 1997 can be summarized as follows:

                                      Exercise         Remaining
       Shares                          price             life
       ------                         --------         ---------

       130,000                        $ .55            5 months
        30,000                         2.00            7 years
         3,700                         2.50            6 years
        40,000                         3.00            6 years
       -------
       203,700
       =======

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE P - PREFERRED STOCK

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

 During the year ended March 31, 1997 the Company completed a private placement of 4,000,000 shares of Series "C" Convertible Preferred Stock at $6.00 per share. Total proceeds received were $24,000,000. The stock carries an 8% cumulative per annum dividend and is convertible at the option of the holder into two shares of Company common stock for each share of Series C Preferred Stock. This conversion rate is subject to adjustment for common stock dividends, additional common stock issuances, or any stock rights and warrant issuances. The Series C Preferred Stock has a liquidation preference of $6.00 per share, plus accred and unpaid dividends. The Company may redeem the stock, subsequent to March 17, 1997, at the price of $6.00 per share plus accrued and unpaid dividends.


NOTE Q - LOSS PER COMMON SHARE

 Loss per common share has been computed by dividing net loss, after reduction for preferred stock dividends applicable to the period, by the weighted average number of common shares outstanding during the year.


NOTE R - SUPPLEMENTAL CASH FLOW INFORMATION

                                                             1997       1996
                                                          ----------  --------

  Noncash investing and financing activities
   Conversion of 354,000 shares of preferred
     stock and accrued dividends into 827,254
     shares of common stock                               $1,960,000  $      -
   2,000,000 Series C Debentures with principal
     value of $430,621 and accrued interest of
     $69,379 converted to 2,000,000 shares of
     common stock                                                  -   500,000
   Liabilities assumed in connection with acquisitions       346,291   112,763
   Accounts receivable exchanged for
     interest in joint venture                                     -    94,237
   Transfer of accrued salary to paid in capital             160,000         -

  Cash paid during the year
   Interest                                                  353,788   320,759

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE S - ACQUISITIONS

 Effective October 1,1996, the Company acquired 100% of the common stock of ZCA Gas Gathering, Inc. for total consideration of $549,000. ZCA Gas Gathering, Inc. was purchased from the Company's president and another significant stockholder. ZCA Gas Gathering, Inc. owns oil and gas leases and owns a 50% interest in and operates a gas gathering system. The Company also acquired during November and December 1996 oil and gas leases located in the State of Oklahoma for cash consideration of $1,481,000. The leases were purchased from Five Star Petroleum, Inc. a related party in that the owners of Five Star petroleum, Inc. are also stockholders of Unites States Exploration, Inc. (Five star leases) and from the Company's president and other individuals who are stockholders of the Company (Hull lease). The transactions were accounted for based upon the fair value of the assets acquired. The purchase price of the acquisitions was approximately equal to or less than the sellor's cost. Fair values were assigned to individual assets primarily based upon reserve studies.

 The Company purchased, effective October 1, 1996, 100% of the common stock of Argas, Inc. for $160,000 which was considered to be the fair value of the assets acquired. See Note B for additional information.

 The pro forma unaudited results of operations for the years ended March 31, 1997 and 1996, assuming consummation of the purchase of ZCA Gas Gathering, Inc., the Oklahoma leases and Argas at the beginning of each period are as follows:

                                             Year ended March 31,
                                            ----------------------
                                               1997        1996
                                            ----------  ----------

 Revenue                                    $5,026,915  $3,412,861
 Net loss                                       35,445     621,829
 Loss per common share                             .12         .15

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

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE T -  IMPAIRMENT OF ASSETS

 The Company purchased its subsidiary, USX Operating Co., Inc., in February 1994. USX Operating owns and operates oil field drilling, production and service equipment for outside parties as well as for Company projects. During the fourth quarter of fiscal 1997 Company management decided to discontinue its drilling and service business. In connection with this decision, management identified certain equipment which will be liquidated. Impairment of $19,000 was recorded to write down the equipment to be sold to its net realizable value. Other equipment which will be retained and used in Company operations were written down $131,000 to their estimated fair value. Certain inventory held in connection with the discontinued business was written down $32,000. In addition, the goodwill recorded in connection with the purchase of USX Operating was written off. Revenues received from outside parties in 1997 and 1996 for drilling and contracting services were not significant.

 The impairment provision in 1997 also includes a $41,432 write down of the full cost pool, a $40,000 write down of the natural gas stripping plant and the write off of $25,000 of other assets.


NOTE U - FOURTH QUARTER ADJUSTMENTS

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


NOTE V - OIL AND GAS INFORMATION (UNAUDITED)

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

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE V - OIL AND GAS INFORMATION (UNAUDITED) - CONTINUED

                                             1997                  1996
                                     --------------------  ------------------
                                         Oil        Gas       Oil       Gas
                                       (bbls)     (mmcf)     (bbls)    (mmcf)
                                     -----------  -------  ----------  ------

 Proved developed and undeveloped
   reserves, beginning of year        1,797,319    9,500      82,032   6,448

 Revisions of previous estimates     (1,085,609)  (3,180)      2,037     902
 Production                             (88,114)    (318)    (59,177)   (186)
 Purchase of minerals in place          168,834    3,706   1,772,427   2,336
                                     ----------   ------   ---------   -----

 Proved developed and undeveloped
   reserves, end of year                792,430    9,708   1,797,319   9,500
                                     ==========   ======   =========   =====

 Proved developed reserves
   Beginning of year                    668,532    4,324      69,347   1,988
                                     ==========   ======   =========   =====

   End of year                          647,870    6,377     668,532   4,324
                                     ==========   ======   =========   =====


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

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996

NOTE V - OIL AND GAS INFORMATION (UNAUDITED) - CONTINUED

 Standardized measure of discounted future net cash flows - The following
 --------------------------------------------------------
 schedules present the standardized measure of estimated discounted future net cash flows from the Company's proved reserves and an analysis of the changes in these amounts for the years indicated. Estimated future cash flows are determined by using year-end prices for March 31, 1997 and 1996 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. Estimated future production and development costs are based on economic conditions at March 31, 1997 and 1996. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 1997 and 1996 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations.

               STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
                 FLOWS RELATING TO PROVED RESERVES (UNAUDITED)

                                                    1997           1996
                                                    ----           ----

 Future cash inflows                            $ 27,126,992   $ 50,680,390
 Future production and development costs         (12,374,014)   (16,310,051)
                                                ------------   ------------

 Future net cash flows before income taxes        14,752,978     34,370,339
 Future income taxes                                (367,425)    (6,771,724)
                                                ------------   ------------

 Future net cash flows                            14,385,553     27,598,615
 10% annual discount for estimated timing of
   cash flows                                     (4,848,224)   (11,254,017)
                                                ------------   ------------

 Standardized measure of discounted future
   net cash flows                               $  9,537,329   $ 16,344,598
                                                ============   ============

            CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
               CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED)

                                                         1997           1996
                                                         ----           ----

 Amount at beginning of year                         $ 16,344,598   $ 2,612,411

 Sales and transfers of oil and gas production,
   net of production costs                             (1,442,617)     (746,563)
 Development costs incurred                               111,386       160,625
 Revisions of previous quantity estimates, net
   of changes in previous estimates of develop-
   ment and production costs and timing revisions     (11,855,103)     (177,833)
 Purchase of minerals in place                          2,390,684    14,666,467
 Accretion of discount                                    560,286     1,169,783
 Net changes in prices and production costs               168,571     2,018,430
 Net change in income taxes                             3,259,524    (3,358,722)
                                                     ------------   -----------

                                                       (6,807,269)   13,732,187
                                                     ------------   -----------

 Amount at end of year                               $  9,537,329   $16,344,598
                                                     ============   ===========

               UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                            March 31, 1997 and 1996


NOTE W - FAIR VALUE OF FINANCIAL INSTRUMENTS

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