Form 10QSB/A
period 1997-09-30
UNITED STATES EXPLORATION INC
filed 1998-04-15
CIK 847074

                                FORM 10-QSB/A-1

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 1997
                                         ------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   AND
     EXCHANGE ACT OF 1934



                    Commission file number       1-13513
                                             ---------------

                        UNITED STATES EXPLORATION, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

    Colorado                                            84-1120323
------------------                                 --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

1560 Broadway, Suite 1900, Denver, Colorado                80202
-------------------------------------------           --------------
(Address of principal executive offices)                 (Zip Code)

                                 (303) 863-3550
                       ----------------------------------
              (Registrant's telephone number, including area code)

  ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   XX    No ______
                                               ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class of Stock                 Amount Outstanding
           -----------------------       ----------------------------
              $.0001 par value           8,764,358 shares outstanding
                Common Stock                 at November 17, 1997

                        UNITED STATES EXPLORATION, INC.



                                     INDEX

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION


    Item 1.     Financial Statements.........................................1-6

    Item 2.     Management's Discussion and Analysis Of
                Financial Condition and Results of Operations................7-8

Part II - OTHER INFORMATION..................................................9

SIGNATURES...................................................................10

               UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                     September 30,   March 31,
                                                         1997          1997
                                                     -------------  -----------

CURRENT ASSETS
 Cash and cash equivalents                             $15,082,789  $15,323,038
 Certificate of deposit                                  1,500,000    1,500,000
 Accounts receivable                                       540,018      590,237
 Due from related parties                                        -        4,300
 Inventories                                                14,889      152,401
 Prepaid expenses and other                                 48,837       23,449
                                                       -----------  -----------

        Total current assets                            17,186,533   17,593,425

PROPERTY AND EQUIPMENT, AT COST, NET
 Oil and gas property and equipment -
   full cost method                                      9,337,947    9,636,527
 Natural gas gathering systems                           1,571,241    1,695,394
 Building and equipment                                    321,495      478,949
                                                       -----------  -----------

                                                        11,230,683   11,810,870

OTHER ASSETS
 Assets held for sale
   Crude oil refinery                                      700,000    1,775,011
   Natural gas stripping plant                              20,000       40,000
   Equipment                                                35,134      146,486
 Pipeline lease agreement, less accumulated
   amortization of $185,241 at September 30, 1997
   and $159,981 at March 31, 1997                          522,067      547,327
                                                       -----------  -----------

                                                         1,277,201    2,508,824
                                                       -----------  -----------

                                                       $29,694,417  $31,913,119
                                                       ===========  ===========

The accompanying notes are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30,   March 31,
                                                         1997          1997
                                                     -------------  -----------

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                $348,237      $515,788
 Dividends payable                                        480,000             -
 Due to related parties                                    54,658        15,215
                                                      -----------   -----------

        Total current liabilities                         882,895       531,003

COMMITMENTS AND CONTINGENCIES                                   -             -


STOCKHOLDERS' EQUITY
 Preferred stock - $.01 par value
   Authorized - 100,000,000 shares
   Issued and outstanding
     Series C Cumulative Convertible - 4,000,000
       shares (liquidation preference $24,000,000)     24,000,000    24,000,000
 Common stock - $.0001 par value
   Authorized - 500,000,000  shares
   Issued and outstanding - 8,464,358 shares at
     September 30, 1997 and 8,312,358 shares
     at March 31, 1997                                        846           831
 Capital in excess of par value                        11,530,602    11,370,867
 Accumulated deficit                                   (6,719,926)   (3,989,582)
                                                      -----------   -----------

                                                       28,811,522    31,382,116
                                                      -----------   -----------

                                                      $29,694,417   $31,913,119
                                                      ===========   ===========

                        UNITED STATES EXPLORATION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three months ended              Six months ended
                                                September 30,                  September 30,
                                   -----------------------------------  -------------------------
                                          1997               1996           1997         1996
                                   -------------------  --------------  ------------  -----------

Revenues
 Sale of purchased gas                    $   291,419      $  319,430   $   597,499   $  460,051
 Sale of company produced
   oil and gas                                622,053         583,419     1,342,539    1,173,530
 Contracting and oil field
   supplies                                    29,486         107,075       101,733      215,399
                                          -----------      ----------   -----------   ----------

                                              942,958       1,009,924     2,041,771    1,848,980

Costs and expenses
 Gas acquisition costs                        198,308         224,356       417,184      315,299
 Gas transportation costs                     175,571         170,179       320,778      247,710
 Production costs - oil and gas               322,124         240,697       577,632      521,771
 Other operating expenses                      80,410          38,430       184,450       81,683
 Depreciation, depletion and
   amortization                               230,622         223,661       522,032      418,609
 Provision for impairment of
   assets                                   1,276,008               -     1,276,008            -
 General and administrative                   349,648         103,593       504,756      222,479
                                          -----------      ----------   -----------   ----------

                                            2,632,691       1,000,916     3,802,840    1,807,551
                                          -----------      ----------   -----------   ----------

Earnings (loss) from operations            (1,689,733)          9,008    (1,761,068)      41,429

Other income (expense)
 Interest income                              226,706           1,063       459,988        1,890
 Interest expense                                (258)       (134,293)         (579)    (271,347)
 Equity in earnings of joint
   ventures                                         -          87,753             -       87,753
 Other                                          5,308           6,768        11,316       13,607
                                          -----------      ----------   -----------   ----------

                                              231,756         (38,709)      470,725     (168,097)
                                          -----------      ----------   -----------   ----------

NET LOSS                                   (1,457,977)        (29,701)   (1,290,344)    (126,668)

Preferred stock dividends
 applicable to the period                    (480,000)        (22,125)     (960,000)     (44,250)
                                          -----------      ----------   -----------   ----------

Net loss applicable to common
 stockholders                             $(1,937,976)     $  (51,826)  $(2,250,344)  $ (170,918)
                                          ===========      ==========   ===========   ==========

Loss per common share                           $(.23)          $(.01)        $(.27)       $(.03)
                                          ===========      ==========   ===========   ==========

Weighted average shares
 outstanding                                8,373,966       6,730,500     8,343,330    6,620,994
                                          ===========      ==========   ===========   ==========

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                         Six months ended September 30,

                Increase (decrease) in cash and cash equivalents


                                                              1997          1996
                                                          ------------  ------------
Cash flows from operating activities
 Net loss                                                 $(1,290,344)  $  (126,668)
 Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation, depletion and amortization                 522,032       418,609
     Stock issued as compensation                              80,750             -
     Equity in earnings of joint ventures                           -       (87,753)
     Loss on sale of equipment                                 19,851         9,819
     Provision for doubtful accounts                           22,389             -
     Provision for impairment of assets                     1,276,008             -
     (Increase) decrease in accounts receivable                27,830      (108,826)
     (Increase) decrease in due from related parties            4,300        (7,360)
     (Increase) decrease in inventory                         137,512        (2,384)
     (Increase) decrease  in prepaid expenses and
      deposits                                                (25,388)       11,659
     Increase (decrease) in accounts payable and
      accrued expenses                                       (167,551)       26,089
     Increase in due to related parties                        39,443        64,872
                                                          -----------   -----------

         Net cash provided by operating activities            646,832       198,057

Cash flows from investing activities
 Increase in restricted cash                                        -    (5,925,303)
 Capital expenditures                                        (152,421)       (5,430)
 Proceeds from sale of property and equipment                 146,340             -
                                                          -----------   -----------

   Net cash used in investing activities                       (6,081)   (5,930,733)

Cash flows from financing activities
 Dividends paid on preferred stock                           (960,000)            -
 Proceeds from issuance of preferred stock                          -     6,000,000
 Repayment of term debt                                             -      (579,770)
 Proceeds from exercise of stock options                       79,000       203,646
                                                          -----------   -----------

   Net cash provided by (used in) financing activities       (881,000)    5,623,876
                                                          -----------   -----------

Net decrease in cash and cash equivalents                    (240,249)     (108,800)
Cash and cash equivalents, beginning of period             15,323,038       169,965
                                                          -----------   -----------

Cash and cash equivalents, end of period                  $15,082,789   $    61,165
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


NOTE D - CLOSING OF PARTS SUPPLY STORE

 On July 31, 1997, the Company closed its oil field parts and supply store. In connection with the liquidation of the store's inventory, the Company wrote down the carrying value of the inventory $50,000 during the quarter ended June 30, 1997 and an additional 25,805 during the quarter ended September 30, 1997.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE E - EMPLOYMENT AGREEMENT AND STOCK OPTIONS

 On August 7, 1997, the Company entered into a three-year employment agreement with Bruce D. Benson who was appointed the Company's president and chief executive officer. In addition to his annual salary of $150,000, Mr. Benson received the following stock options:

             Shares    Exercise price
           ----------  --------------

           1,000,000      $ 4.50               Exercisable immediately
           1,000,000        6.00               Exercisable immediately
           1,000,000        9.00               Exercisable after one year
           1,000,000       12.00               Exercisable after one year

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

 The majority of this provision, $1,075,011, relates to the oil refinery and real estate located in Ingleside, Texas. Management has determined that the refinery, which has been nonoperational since the early 1980's, is not saleable. The real estate has been written down to its estimated fair value of $700,000.

                        UNITED STATES EXPLORATION, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Portions of this Report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's need for working capital, future revenues and results of operations and are identified by words such as "anticipates," "plans," "expects" and "estimates." Factors that could cause actual results to differ materially include, among others, the following: market prices for oil and gas, results of drilling, recompletions and workovers undertaken by the Company, future acquisitions, competition with other regional suppliers of oil and gas products, relationships with third parties regarding utilization of Company-owned gas gathering systems and the overall economic climate. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities laws or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

     The liquidity and capital resources of United States Exploration, Inc. ("Company") remained stable at September 30, 1997. Working capital decreased, from $17,062,422 at March 31, 1997 to $16,303,638 at September 30, 1997, a
decrease of $758,784. Current assets, including cash, decreased slightly during that time, primarily as a result of payment of Preferred Stock dividends and increased repair and maintenance costs. Current liabilities increased approximately $350,000 during that time, attributable to accrued dividends payable at September 30, 1997. The accrued dividends were paid immediately subsequent to completion of the quarter.

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

     The Company's efforts to evaluate and dispose of non-essential assets resulted in a provision for impairment of certain assets (See "Results of Operations" below). The Company continues efforts to dispose of a crude oil refinery and accompanying real estate located near the City of Corpus Christi, Texas plus a natural gas processing plant. All the equipment held for sale has been sold subsequent to the end of the quarter.

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

     The results of operations for the three and six months ended September 30, 1997 include provision for impairment of $200,997 for Company-owned equipment and assets held for sale. The Company also recorded an impairment of the refinery and real estate located near Corpus Christi in the amount of $1,075,011.

     General and administrative expenses increased substantially during the three months ended September 30, 1997 compared to the comparable period ended September 30, 1996. The increase of $246,055 from the second quarter of 1996 to the second quarter of 1997 includes stock compensation paid to former officers, directors and employees, a provision for bad debts, accounting fees and costs associated with the management transition and the creation of a professional staff. The provision for bad debts was associated with closing of a parts and supply store and a drilling contractor during fiscal 1998 and is not indicative of any adverse trends in collection of receivables generally.

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

                                     UNITED STATES EXPLORATION, INC.



Date:   April 15, 1998           By:    /s/ Bruce D. Benson
     -----------------------        --------------------------------------------
                                    Bruce D. Benson, President, Chief Executive
                                    Officer and Chairman of the Board
                                    (Principal Executive Officer)



Date:   April 15, 1998           By:    /s/ F. Michael Murphy
     -----------------------        --------------------------------------------
                                    F. Michael Murphy, Vice President,
                                    Secretary and Chief Financial Officer
                                    (Principal Financial Officer)