Form 10KSB
period 1997-12-31
UNITED STATES EXPLORATION INC
filed 1998-04-15
CIK 847074

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

[_] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended               or
                               -------------

[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from April 1, 1997 to December 31, 1997

     Commission File Number   1-13513
                            ------------

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
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered

  Common Shares, $.0001 par value             The American Stock Exchange
-----------------------------------         -------------------------------


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes    X       No
               -------       -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the most recent transition period were $3,034,585.

The aggregate market value of the 5,033,818 Common Shares held by nonaffiliates of the Company as of December 31, 1997, was approximately $12,899,158.63 based upon the last reported sale of the Company's Common Shares as of April 1, 1998.

The total number of Common Shares outstanding as of December 31, 1997 was 8,795,400.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format:     Yes            No    X
                                                       --------      --------

                               TABLE OF CONTENTS


PART I                                                                Page
                                                                      ----

     Items 1 and 2.  Business and Properties........................   1

     Item 3.         Legal Proceedings..............................   7

     Item 4.         Submission of Matters to a Vote of
                     Security Holders...............................   7

     Item 5.         Market for Registrant's Securities and Related
                     Shareholders Matters...........................   7

     Item 6.         Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..   8

     Item 7.         Financial Statements and Supplementary Data....   14

     Item 8.         Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure.........   14

PART II

     Item 9.         Directors, Executive Officers and Compliance
                     with Section 16(a) of the Exchange Act.........   14

     Item 10.        Executive Compensation.........................   16

     Item 11.        Security Ownership of Certain Beneficial
                     Owners and Management..........................   19

     Item 12.        Certain Relationships and Related Transactions.   22

                     Glossary of Terms..............................   24

PART IV

     Item 13.        Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K............................   26

     Signature Page.................................................   29

     Index to Financial Statements..................................   30

                             Additional Information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")

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

ITEMS 1. AND 2.     BUSINESS AND PROPERTIES

General

     United States Exploration, Inc. (the "Company") was incorporated under the laws of the State of Colorado on January 9, 1989. From 1989 until October, 1997, the Company's Common Stock was traded in the over-the-counter market. Effective October 23, 1997, the Company's Common Stock was admitted for listing on the American Stock Exchange and continues trading under the symbol "UXP". All references in this Report to the Company include United States Exploration, Inc. and its wholly-owned subsidiaries.

     The Company is an independent producer of oil and natural gas. The Company also operates natural gas gathering systems located within the geographic areas of its oil and gas leases. All of the Company's operations on December 31, 1997 were located in the States of Kansas and Oklahoma.

Recent Developments

     Effective August 8, 1997, Bruce D. Benson was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company pursuant to an Executive Employment Agreement with the Company (the "Employment Agreement"). His appointment was for an initial term of three years, with provision for renewal. The Employment Agreement provides for cash compensation and the grant of options to acquire the Company's Common Stock. (See "Item 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - Executive Compensation" for a more complete description of the terms and conditions of Mr. Benson's employment).

     Following Mr. Benson's appointment, previous members of the Company's Board of Directors resigned and were replaced by Messrs. Benson, Robert J. Malone, Richard L. Robinson and Thomas W. Gamel. Such individuals continue to serve on the Board of Directors as of the date of filing this Report. (See "Item 9").

     Effective August 12, 1997, the Company relocated its executive and administrative offices from Independence, Kansas to Denver, Colorado. In connection with that move, the Company entered into a Cost and Expense Sharing Agreement (the "Expense Sharing Agreement") with Benson Mineral Group, Inc. ("BMG"), a privately held Oklahoma corporation of which Mr. Benson is president, a director and the sole shareholder. Pursuant to the Expense Sharing Agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based on actual use by the Company. This Expense Sharing Agreement is effective so long as Mr. Benson functions as the President and Chief Executive Officer of the Company. (See "-Facilities" for a more complete description of the terms and conditions of the Expense Sharing Agreement).

     Following his appointment, Mr. Benson and new management undertook a thorough investigation of its existing assets and properties to determine their strategic value to the Company. The primary purpose of this investigation was to focus the Company's efforts on its core business of oil and gas production and evaluate operation of those critical assets. As a result of those efforts, the

Company closed a supply store and undertook efforts to dispose of other non-core assets during the period. The Company also performed substantial repairs to its core assets, including natural gas gathering systems. Management continues to analyze the Company's assets and operations. As a result of these ongoing efforts, management believes that the Company is positioned for increased operating efficiency and to take advantage of future opportunities in the oil and gas industry.

     In 1997, the Company changed its fiscal year from the twelve-months ending March 31 to the calendar year. This Report relates to the transition period from April 1 through December 31, 1997 (the "Transition Period").

     On April 10, 1998, the Company entered into a Purchase and Sale Agreement with Union Pacific Resources Company ("UPR") to acquire, effective January 1, 1998, certain producing oil and gas interests owned by UPR in the Denver-Julesberg Basin in northeast Colorado. The preliminary purchase price, subject to adjustments, is $41, 000,000. Financing arrangements are in progress. The Company will make a $4,100,000 non-refundable earnest money deposit. Upon the consummation of the transaction, the Company will also enter into an Exploration Agreement giving it the right to explore and develop UPR's undeveloped acreage in a defined area of the Denver-Julesberg Basin covering approximately 400,000 acres. Under the Exploration Agreement, the Company will commit to the drilling of 15 wells during the first 18 months of the Agreement, and will pay, as liquidated damages, $125,000 for each commitment well not drilled. If all commitment wells are drilled, the Company will be entitled to extend the Exploration Agreement for up to five 12-month extension terms, with a 20-well commitment during each such term. For further information on this acquisition, see the Current Report on Form 8-K dated April 10, 1998 filed by the Company with the Commission.

Oil and Gas Production

     Net oil and gas production (after royalties), average production costs and average sales prices for the Company's products for the nine months ended December 31, 1997, and the fiscal years ended March 31, 1997 and 1996 are shown in the table below:

                          Net Oil and Gas Production,
                   Average Production Costs and Sales Prices

                                 Net
                              Production           Production              Average Sales Price
                       -----------------------      Cost Per             -----------------------
Period                  Oil (bbl)    Gas(mmcf)   Equivalent Unit /(1)/   Oil (bbl)     Gas (mcf)
--------------------   -----------   ---------   ---------------         ---------   -----------

Nine months ended
December 31, 1997          64,603         274     $    10.14                 19.31          2.65

Year ended
March 31, 1997             88,114         318           9.42/(2)/            20.25          2.57

Year ended
March 31, 1996             59,177         186           7.23                 16.48          1.74
-------------------------

(1) Production Costs per Equivalent Unit is calculated at the rate of 6 mcf of natural gas per bbl of oil.

(2) The increase in the Cost per Equivalent Unit of production during the fiscal year ended March 31, 1997 is attributable to an increase in oil production, relative to the production of natural gas, and the higher costs generally associated with producing oil.

-------------------------

     Natural gas produced by the Company and third party producers is transported through gas gathering systems operated by the Company to larger gas pipelines owned by third parties. The Company's gas is sold at spot prices determined on a monthly basis by reference to the regional market for gas. In December 1997, the Company received an average of $2.41 per mcf for its natural gas. Oil is also sold at prevailing spot prices, which averaged $17.92 in December 1997.

     During the period ended December 31, 1997, there was one purchaser which accounted for more than 10% of the Company's revenues from Company produced oil and gas sales. Conoco, Inc. purchased oil and gas from the Company constituting 58% of its total 1997 sales. The loss of this purchaser would temporarily affect revenues to the Company, although management believes the Company will continue to have a market for its products for the foreseeable future. (See Note K of Notes to Consolidated Financial Statements for more detail.)

     The availability of a ready market for the Company's oil and gas depends upon numerous factors beyond its control, including the extent of domestic production and importation of oil and gas, relative status of the domestic and international economy, the proximity of the Company's properties to gas gathering systems, the capacity of such systems, the marketing of other competitive fuels, fluctuation in seasonal demands and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

Exploration, Development and Acquisition of Oil and Gas Properties

     The Company historically has not conducted extensive exploration or development on its own, due to previous limitations on working capital. The Company has drilled no new wells in the last three years. Rather, management has focused efforts on obtaining currently producing oil and gas assets and on recompleting existing wells located on Company owned properties. This potentially allows the Company to increase its revenues with lower risk than would be the case for exploration or development. The following table sets forth net amounts expended by the Company for exploration, development and acquisition of oil and gas properties for the periods indicated:

               Period                                   Investment
               ------                                   ----------

               Nine months ended December 31, 1997      $  120,275
               Year ended March 31, 1997                $2,093,216
               Year ended March 31, 1996                $5,598,686

Of the $120,000 spent for these purposes in the nine months ended December 31, 1997, approximately $53,000 consisted of costs incurred in connection with investigating an acquisition that was not consummated and some $67,000 related to the recompletion of seven wells. Management intends to continue efforts to identify and evaluate opportunities to expand the Company's operations through acquisition and development of producing and/or undeveloped properties.

Properties

     Oil and Gas Properties
     ----------------------

     The following table summarizes the Company's gross and net producing wells, gross and net developed acres and proved reserves of the Company at December 31, 1997. Unless otherwise stated, all wells are gas wells.

                              Developed Properties

                                                                                    Proved Reserves
                                                                           ---------------------------------
                              Producing
                                Wells                   Acres                  Oil (Bbls)        Gas (mmcf)
                            --------------      ----------------------     -----------------   -------------
Area                        Gross    Net           Gross        Net         Gross      Net     Gross    Net
-------------------------   -----   ------      ----------   ---------     -------   -------   -----   -----

Southeast Kansas               12       12/1/        4,503       4,503       1,198     1,048   1,596   1,198

Osage County, Oklahoma        136      136/2/       64,511      64,511/3/  229,305   186,623   1,244     930

Central Oklahoma               21       21/4/        1,440       1,440      76,631    64,544     464     390
                              ---   ------          ------    --------     -------   -------   -----   -----

TOTALS                        169      169          70,454      70,454     301,134   252,215   3,304   2,518
------------

     1    Includes two oil wells.
     2    Includes 130 oil wells.
     3 This number is net of 9,440 acres that expired in March 1998. A third party has the right to acquire up to a 50% interest in wells drilled on approximately 50,000 of these acres by paying 50% of related drilling and completion costs.
     4    Includes 21 oil wells.

------------

     To the best of management's knowledge and belief, the remaining interests in the wells in which the Company owns an interest are owned by independent third parties.

     The Company's acreage in Osage County, Oklahoma includes 55,831 acres that are subject to a Blanket Lease from the Osage Indian Tribe. The Company has a 100% working interest (83.333% net revenue interest) in this acreage. The Lease contains six producing wells and 23 non-producing wells, including salt water disposal wells. The Company periodically renegotiates its arrangements with the Osage Tribe concerning the development of the Blanket Lease. Under the arrangement that was in place during the five-year period ended March 16, 1998, the Company was required to nominate 10,080 acres or 63 non-producing or undeveloped quarter sections at the beginning of each lease year. The Company then had one year within which to drill a new well or recomplete an existing well on the nominated quarter sections. At the end of the lease year, any nominated quarter sections which remained undeveloped were released back to the Osage Tribe and deleted from the Blanket Lease. At the end of the final lease year in that five-year period, 9,440 acres were released under this nomination provision, resulting in the 55,831 acres presently held. The Company is currently negotiating with the Osage Tribe to arrive at a mutually acceptable plan for the development of this property over the next five years.

     Gas Gathering Systems
     ---------------------

     The gas gathering systems owned and operated by the Company provide facilities for gathering natural gas from remote leases and smaller gathering systems and delivering the gas to larger pipelines for ultimate delivery to end users or other wholesalers. The gathering systems are utilized to transport the Company's natural gas to market, as well as providing the Company with revenue from gathering charges for reselling natural gas produced by third parties.

     The Company's gathering systems are located in the vicinity of its producing properties in Southeast Kansas and Osage County, Oklahoma. The Southeast Kansas lines include a total of approximately 80 miles of pipe (of which approximately 35 miles are currently in service). Such gas is transported to a 72-mile gathering line leased by the Company under a lease expiring in 2008 with rentals based on throughput but with a minimum rental of $6,500 per month. The average daily flow-through of this line was approximately 1,550 mcf. in the nine months ended December 31, 1997. The system has the capacity to gather and deliver substantially greater quantities if additional gas becomes available. Gas from the system is sold to Woodard Marketing LLC at its pipeline near Independence, Kansas.

     The gathering systems in Osage County, Oklahoma consist of approximately 122 miles of pipe substantially all of which is currently in service. In approximately 90 miles of this pipe, the Company is a 50% interest owner. The gas is sold to end users in the area and to the Williams Companies, which transport the gas through their lines for ultimate resale. The average daily flow-through for these systems in the nine months ended December 31, 1997 was approximately 628 mcf. These systems have substantially greater capacity should additional gas become available. The Company intends to further develop its oil and gas properties in this area. If that development effort is successful it could result in additional gas for gathering and sale through those systems.

     Ingleside Refinery
     ------------------

     The Company owns a crude oil refinery located near Corpus Christie, Texas that has been inactive since the 1980s. The Company has contracted with an independent third party to raze the refinery and level the land. The twenty acres on which the refinery is located and eighty adjacent undeveloped acres owned by the Company will be marketed following the removal of the refinery.

Reserves

     At December 31, 1997, the Company had estimated proved reserves of 252,215 Bbls. of oil and 2,518 Mmcf. of gas with estimated discounted future net cash flows of $3,390,640 . See Note S of Notes to Consolidated Financial Statements. At March 31, 1997, the Company reported estimated proved reserves of 792,430 Bbls. of oil and 9,708 Mmcf. of gas with estimated discounted future net cash flows of $9,537,329. Most of this decrease in estimated future net cash flows results from revisions of prior quantity estimates.

Facilities

     The Company occupies its executive and administrative offices at 1560 Broadway, Suite 1900, Denver, Colorado, pursuant to a Cost and Expense Sharing Agreement with Benson Mineral Group, Inc., an affiliate of Bruce D. Benson. Pursuant to that Agreement, the Company shares approximately 8,450 square feet of office space and certain personnel of BMG with that entity. The

Company pays its pro rata share of office rent, personnel costs, administrative costs and expenses to BMG on a monthly basis. The Company intends to acquire additional space at its executive and administrative offices. In addition, the Company owns its field office in Barnsdall, Oklahoma.

Employees

     At December 31, 1997, the Company had 13 employees, of which 10 are field employees and the remainder are executive and office personnel. The Company also engages independent contractors to supplement the services of its field employees as needed.

     Pursuant to the Cost and Expense Sharing Agreement between the Company and BMG, the Company shares the services of 10 employees and contractors of BMG located in its executive and administrative offices. Such individuals include
F. Michael Murphy, Vice President and Secretary of the Company, Murray N. Brooks, Vice President of Operations and Randall L. Rogers, Treasurer and Principal Accounting Officer. The Company anticipates supplementing the services of these individuals with additional full-time employees in the future as the Company's business dictates and its working capital permits.

Competition

     The Company's competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than those of the Company. Competition in the oil and gas industry is intense. The Company also faces intense competition in obtaining capital for drilling and acquisitions and may be at a competitive disadvantage compared with more established companies with proven records of successful operations.

     In its efforts to acquire additional producing and nonproducing properties, the Company competes with lease brokers, independent oil firms and major oil companies, many of which have larger financial and other resources than the Company. The Company's ability to acquire properties has historically been constrained by a lack of capital and the absence of a track record that would lend credibility to its development plans and commitments and enable it to borrow for acquisitions. The Company believes its stronger working capital position and the management changes described under "- Recent Developments" above have improved its competitive position in this regard.

Government Regulation

     The production and sale of oil and gas is subject to Federal and state governmental regulations, including the imposition of excise taxes, the prevention of waste, conservation, pollution controls and price regulations. Most states regulate the rate of well production and establish maximum daily production allowances, and impose requirements for obtaining drilling permits, the spacing and operation of wells and other matters. In addition, the Federal government regulates oil and gas imports, which could affect the pricing and markets for the Company's production. All of these regulations are subject to change based on domestic and international economic and political factors and those changes could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.   LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or any of its officers or directors in their capacities as such) is a party or to which the property of the Company is subject is pending and no such legal proceeding is known by management of the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on November 19, 1997. At that time, all of the nominees for directors were elected and the engagement of Grant Thornton as auditors for the Company was approved by the shareholders. An aggregate of 7,286,287 votes were cast for the retention of Grant Thornton,
2,500 votes were cast against, and there were 2,685 abstentions.   (See ITEM 9
for a description of the Board of Directors elected at the Annual Meeting).

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock was listed on the American Stock Exchange effective October 23, 1997. Prior to that date, the Company's Common Stock was traded over-the-counter and quoted in the Nasdaq Small Cap market.

     The following table sets forth the range of high and low sales prices for the Common Stock on the American Stock Exchange from October 23, 1997 through December 31, 1997 and the range of high and low bid quotations as reported for the Common Stock by Nasdaq for the remainder of the period shown. Nasdaq quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent prices at which actual transactions were effected.

                                   High     Low
                                   -----   -----
Year Ended December 31, 1997
----------------------------

Fourth Quarter
(October 23 to December 31)        $3.70   $3.57

(October 1 to October 22)          $5.38   $3.63

Third Quarter                      $5.63   $0.69

Second Quarter                     $1.19   $0.63

First Quarter                      $4.38   $2.81


Year Ended December 31, 1996
----------------------------
Fourth Quarter                     $5.38   $3.63

Third Quarter                      $5.63   $0.69

Second Quarter                     $1.19   $0.63

First Quarter                      $1.44   $0.69

     The number of record holders of the Common Shares as of December 31, 1997 was 402, including nominees of beneficial owners. The Company estimates that there were approximately 1,500 beneficial owners of its Common Shares as of that date.

     No dividends on the Common Shares have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future. The Series C Preferred Stock of the Company currently outstanding prevents the Company from paying any dividends until the Series C Preferred Stock is redeemed. (See Item 6 for a more complete description of the Series C Preferred Stock)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Portions of this section include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. (See Special Note Regarding Forward Looking Statements following the Table of Contents of this Report)

LIQUIDITY AND CAPITAL RESOURCES

December 31, 1997
-----------------

     The Company has approximately $16,000,000 in cash and cash equivalents at December 31, 1997. The $16,000,000 represents the remaining proceeds from a private placement of Series "C" Convertible Preferred Stock consummated during the fiscal year ended March 31, 1997. Dividend requirements of 3,835,000 shares of Series "C" Convertible Preferred Stock outstanding at December 31, 1997 approximate $1,841,000 per year.

     During the nine-month period ended December 31, 1997, capital expenditures were approximately $365,000, and proceeds from sale of equipment were approximately $230,000. Most of the equipment sold related to the Company's decision to close its supply store and contract oil field service operations. The discontinuation of these businesses also caused a decrease in the Company's inventory to $14,889 at December 31, 1997 from $152,401 at March 31, 1997.

     The Company is listing with a broker its land held for resale, which consists of 100 acres near Corpus Christie, Texas. The Company expects to spend $150,000 to dismantle and salvage the refinery located on this property. The Company currently estimates it will net, after dismantling and salvaging costs, $700,000 from the sale of this asset.

     The Company continues to evaluate its core assets, including the clean-up and repair of many of its oil and gas properties and natural gas gathering systems. A considerable amount of this work was accomplished during the nine months ended December 31, 1997, but it is currently estimated that the Company will have a cash expense of $200,000 in 1998 to finish the clean-up and repair effort. In addition, the Company will invest additional amounts to improve and upgrade its natural gas gathering systems. Until plans for the improvements are finalized, it is not possible to estimate the related capital expenditures.
Some portion of the improvements and upgrades will be paid by the Company's joint venture partner in a segment of gathering system located in Oklahoma.

     The decrease in working capital at December 31 ,1997 ($15,668,626) from the working capital at March 31, 1997 ($17,062,422) is generally attributable to the excess of Series "C" Preferred Stock dividends paid and accrued over the operating results of the Company's activities. Operating results for this purpose do not include provisions for depreciation, depletion and amortization or for impairment of assets.

     Material non-cash adjustments during the Transition Period include additional depreciation, depletion and amortization in the amount of $984,461 and a provision for impairment of assets in the amount of $6,320,401. Approximately $1,300,000 of the provision for impairment is attributable to write-downs of properties (including the refinery and land held for resale described above) to estimated net realizable value. The balance of that provision and the additional depletion resulted from a decrease in the Company's estimate of discounted future net cash flows from proved reserves to $3,390,640 at December 31, 1997 from $9,537,329 at March 31, 1997. Most of this decrease was attributable to a $5,500,000 revision of previous quantity estimates. The lower estimated future net revenues caused the Company's full cost properties to exceed applicable ceiling tests under generally accepted accounting principles and the downward revision in estimated recoverable reserves increased the Company's depletion for the period.

     In connection with the pending acquisition described under Items 1 and 2. Business and Properties - Recent Developments," the Company will incur substantial indebtedness to fund the purchase price of $41,000,000, subject to adjustments. The Company plans to use $5,000,000 to $10,000,000 of its existing cash and to borrow the remainder of the purchase price. The Company also expects to spend up to $50,000,000 in the future to increase the oil and gas reserves associated with this acquisition and most of these capital expenditures are expected to be financed from cash flows generated by the acquired properties. To accommodate this and any future acquisition, the Company intends to increase staffing, office space and management information systems.

March 31, 1997
--------------

     The financial position of the Company improved substantially during the fiscal year ended March 31, 1997, primarily as a result of a private placement of equity securities conducted during the year. Working capital increased from a deficit of $957,641 at March 31, 1996, to a positive $17,062,422 at March 31, 1997, an increase of $18,020,063. Current assets increased from $838,595 at March 31, 1996 to $17,593,425 at March 31, 1997, reflecting receipt of proceeds by the Company from sale of a new class of Preferred Stock in this private placement. In addition to a substantial increase in cash, cash equivalents and a certificate of deposit, the increase in current assets was affected by an increase in accounts receivable in the approximate amount of $200,000. Such increase results from increased operations of the Company and reflects the increased sale of oil and gas to third parties. Accounts payable and accrued liabilities also increased as a result of this increase in operations, although in a smaller amount than the increase in accounts receivable.

     The Company completed a private placement of equity securities during the second and third fiscal quarters of 1997. The Company sold 4,000,000 shares of a newly created Series "C" Preferred Stock to qualified investors pursuant to an exemption from the registration requirements of Federal and state securities laws. Proceeds from the offering of $24,000,000 were budgeted for development of currently owned property, acquisition and development of additional property
and repayment of debt.   During the year ended March 31, 1997, the Company paid
or accrued dividends of $360,000 on the Preferred Stock.

     A portion of the proceeds of the private placement were utilized during fiscal 1997 to reduce debt and acquire additional assets. The Company repaid term debt in the amount of $6,615,210, originally acquired in connection with the acquisition of two subsidiaries. As a result of that repayment, the Company was debt free at March 31, 1997. The Company also paid $1,481,000 to acquire additional oil and gas leases and $674,731, net of cash received, to acquire U.S. Gas and Argas.

     Cash flow from operations also contributed to an increase in working capital during the fiscal year ended March 31, 1997. Cash flow from operating activities for the year was $1,316,118, compared to $59,382 for the year ended March 31, 1996. Material, non-cash adjustments affecting cash flow, include depreciation, depletion and amortization in the amount of $1,100,749, a provision for impairment of assets in the amount of $321,397 and equity in the net income in a joint venture in the amount of $87,753. Material changes in current assets and liabilities affecting cash flow include a decrease in accounts receivable of $103,800, an increase in accounts payable in the amount of $86,134 and a decrease in amounts due related parties of $160,711. The Company also realized a decrease in amounts due from related parties in the amount of $18,795.

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

RESULTS OF OPERATIONS

Transition Period (Nine Months) Ended December 31, 1997
-------------------------------------------------------

     During the Transition Period ended December 31, 1997, the Company realized a net loss of $7,584,803 on revenues of $3,034,585. This compares to a profit of $121,627 on revenues of $3,544,961 for the nine months ended December 31, 1996 and a loss of $87,530 on revenues of $4,518,387 for the fiscal year ended March 31, 1997. Including provision for Preferred Stock dividends applicable to the period, the net loss for the Transition Period was $9,006,029, or $1.06 per share.

     The greatest component of the net loss for the Transition Period was a provision for impairment of assets of $6,320,401. Such provision includes $4,901,567 for adjustment of the carrying costs of the Company's oil and gas assets, and $1,075,011 in connection with a write down of a refinery and real estate owned by the Company. Of the adjustment to the full cost pool, substantially all is attributable to a revision in the estimate of future revenue quantities of the Company's oil and gas assets since fiscal year end March 31, 1997. The adjustment in the carrying costs of the refinery and associated real estate was made following management's re-evaluation of those assets and their proposed disposition by the Company. Depreciation, depletion and amortization expense in the final quarter of the Transition Period increased $984,461, mostly as the result of the revision of the Company's proved oil and gas reserve quantities. Excluding provision for impairment of assets, the Company would have realized a net loss of $1,264,402 for the Transition Period, which includes extraordinary expenses to clean up the existing assets in order to maximize productivity. Even without the provision for the impairment of assets and the substantial increase in depreciation, depletion and amortization, the Company's revenues were insufficient to cover its costs and expenses.

     Revenues for the Transition Period decreased from the comparable period ended December 31, 1996, from $3,544,961 to $3,034,585. A substantial portion of that decrease is attributable to a reduction of revenues from contracting services and sale of oil field supplies, as the Company determined to discontinue those operations. Revenue from the sale of oil and gas produced by the Company remained generally constant, while revenue from the sale of purchased gas decreased slightly.

     Production costs as a percentage of Company produced oil and gas increased from the nine months ended December 31, 1996 to the Transition Period, from 43% to 57% of revenues. Such increase is attributable to the Company's repair and clean-up effort, although production rates and prices also contributed to this increase. Gas transportation costs also increased during the Transition Period, as the Company performed necessary repairs on certain of its gas gathering
systems.   Finally, general and administrative expenses increased substantially, from $359,778 for the nine months ended December 31, 1996 to $841,193 for the Transition Period. Such increase is primarily attributable to increased staffing, increased legal and accounting costs, a $50,000 consulting fee paid to Benson Mineral Group, Inc., $80,750 paid to former directors and employees in the form of stock, and the cost of listing the Company's stock on the American Stock Exchange.

     Other income during the Transition Period helped reduce the Company's net loss. The Company realized other income of $736,222 for the Transition Period, including $677,488 in interest. Interest income increased substantially from the nine months ended December 31, 1996 to the Transition Period, as the Company had substantial temporary investments of cash resulting from the private placement of the Preferred stock during the nine months ended December 31, 1996.

Year Ended March 31, 1997
-------------------------

     During the fiscal year ended March 31, 1997, the Company realized a net loss of $87,530 on revenues of $4,513,387. This compares to a net loss of $786,165 for the year ended March 31, 1996. Taking into account the Preferred Stock dividends applicable to the period of $884,250, the net loss for fiscal 1997 equates to $0.13 per share, compared to a net loss of $0.19 per share during fiscal 1996. Excluding provision for the impairment of assets and before provision for the Preferred Stock dividends, the Company would have realized a profit of $233,867 for the year ended March 31, 1997. The $233,867 includes $346,294 in interest income, substantially all of which is attributable to the temporary investment of proceeds from the private placement of preferred stock.

     The improved operations for fiscal 1997 are primarily attributable to acquisitions completed during fiscal 1996 and 1997, together with increased oil and gas prices during 1997 compared to those prevailing during 1996. Revenues from the sale of purchased gas increased $554,876, or approximately 77%. This increase is primarily attributable to the acquisition of Argas, Inc. and U.S. Gas during 1997. Concurrent with this increase in revenues, costs of purchased gas and gas transportation costs associated with these acquisitions increased in approximately the same amount. Revenues from the sale of Company-produced oil and gas increased $1,373,089, or approximately 98%. Of that amount, approximately $377,000 is attributable to the acquisition of assets during fiscal 1997. Operating costs associated with those acquired properties were approximately $177,000 exclusive of depreciation, depletion and amortization
The remaining increase in revenue is primarily attributable to the acquisition of Performance Petroleum, acquired during fiscal 1996. Finally, revenues from contracting and oil field supplies decreased $43,430 from 1996 to 1997, as the Company determined to discontinue operation of its drilling subsidiary.

     Increased oil and gas prices also contributed to the increase in revenues during fiscal 1997. The Company received an average of $2.57 per mcf of gas and $20.25 per bbl of oil during 1997, compared to $1.74 and $16.48 during 1996, respectively.

     Primarily as a result of acquisitions, the Company's revenues were sufficient to offset operating expenses during fiscal 1997, together with general and administrative costs. However, the Company experienced a loss during 1997 as a result of impairments discussed below. Operating expenses increased from fiscal 1996 to 1997, but at a lower rate than revenues. General and administrative expenses actually decreased, from $544,915 for the year ended March 31, 1996 to $505,417 for the year ended March 31, 1997. Part of that decrease is attributable to the Company's former president serving without compensation during fiscal 1997.

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

     The continuing operations of the drilling contractor, exclusive of the impairment provision, had a minimal effect on costs in 1997. Management expects a significant reduction in operating overhead formerly associated with the drilling subsidiary during 1998 to be offset by slightly higher drilling costs. Accordingly, the effect on operations for 1998 should be minimal.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements following Part IV of this report for a listing of the Company's financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two most recent fiscal years, there have been no changes in the Company's certified public accountants of the nature requiring disclosure pursuant to this item.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers:

     Name                         Age   Position
     ----                         ---   --------
     Bruce D. Benson              59    Chairman of the Board of Directors,
                                        Chief Executive Officer and President

     F. Michael Murphy            56    Chief Financial Officer, Vice President
                                        and Secretary

     Murray N. Brooks             55    Vice President-Operations

     Randall L. Rogers            42    Treasurer and Principal Accounting
                                        Officer

     Thomas W. Gamel(1)(2)        58    Director

     Robert J. Malone(1)(2)       53    Director

     Richard L. Robinson(1)(2)    68    Director

_______________
     (1)  Member of the Audit Committee.
     (2)  Member of the Compensation Committee.
_______________

     Bruce D. Benson has been the Chairman of the Board of Directors, Chief Executive Officer and President of the Company since August 1997. Since 1965, Mr. Benson has been the owner and president of Benson Mineral Group, Inc. ("BMG"), a privately held company involved in oil and gas production, gas processing and oil and gas pipeline operations. BMG has also been an active investor in a variety of other industries including real estate, banking, mortgage servicing, cable television, management of real estate investment trusts and franchise restaurants. Mr. Benson is a director of Asset Investors Corporation, a publicly held company listed on the New York Stock Exchange, and Commercial Assets, Inc., a publicly held company listed on the American Stock Exchange. He is a trustee and past president and chairman of the Denver Area Council of the Boy Scouts of America, president of the Denver Zoological Foundation, National Chairman of the University of Colorado Comprehensive Capital Campaign and past chairman of the Colorado Commission on Higher Education. In 1994, Mr. Benson was the Republican nominee for Governor of the State of Colorado.

     F. Michael Murphy was appointed Chief Financial Officer, Vice President and Secretary of the Company in August 1997. He has been employed by BMG since 1977, first as tax manager and since 1980 as chief financial officer. Mr. Murphy is a certified public accountant, having begun his career with Arthur Young (now Ernst & Young).

     Murray N. Brooks has been the vice president of operations of the Company since August 1997. Mr. Brooks has more than 30 years experience in the oil and gas industry. He has been employed by BMG since 1984. During that time he has worked in virtually every aspect of BMG's business with special emphasis on management, engineering, production and drilling. From 1965 through 1984, Mr. Brooks was employed by Husky Oil Company, rising from pumper to the Division Manager of the Mid-Continent Region with overall responsibility for engineering, geology and the accounting/reporting function.

     Randall L. Rogers has been Treasurer of the Company since August 1997. He has been employed by BMG since 1985. Until 1996, he was BMG's tax manager and since that time he has been its controller.

     Thomas W. Gamel has been a director of the Company since August 1997. Since 1992, Mr. Gamel has served as chairman of Rockmont Value Investors, Ltd., a privately held investment company. He has been an owner and director of Timpte Industries, Inc. a diversified private holding company, since 1970, and is an owner and director of several other private companies. Mr. Gamel is presently a director of Koala Corporation, a publicly traded corporation whose securities are quoted on the Nasdaq National Stock Market. Mr. Gamel is a certified public accountant.

     Robert J. Malone has been a director of the Company since August 1997.
From 1992 to 1996, Mr. Malone was the chairman and chief executive officer of Colorado National Bank of Denver, Colorado (now US Bank) and its holding company, Colorado National Bankshares, Inc. (now US Bancorp) and has continued as the chairman of the board since 1996. From 1990 to 1992, he was chairman of the board, president and chief executive officer of Western Capital Investment Inc. and its principal subsidiary, Bank Western. Western Capital was merged into First Bank Systems, Inc. (now U.S. Bankcorp) in December 1992. He presently serves on the Board of Commercial Assets, Inc., an American Stock Exchange listed company. Mr. Malone has served on the boards of several community and charitable organizations, including the Denver Metro Chamber of Commerce, and is currently Chairman of the Board of Trustees of Colorado's Ocean Journey and a Trustee of Regis University. He is past-president of the Young Presidents Organization and past chairman of the board of Regis University.

     Richard L. Robinson has been a director of the Company since August 1997. Since 1975, Mr. Robinson has served as chairman of the board and chief executive officer of Robinson Dairy, Inc., a privately held dairy company. He also serves on the Board of Directors of several publicly traded companies, including Asset Investors Corporation, First Bank System (now U.S. Bankcorp) and Columbia/Health One. In addition to serving on the Board of Directors of the Milk Industry Foundation, Mr. Robinson serves on the Boards of many charitable and community organizations including Mile High United Way, Regis University and Children's Hospital of Denver, Colorado.

     Each director will serve until the next annual meeting of shareholders and until his successor is duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors. The Company held its last annual meeting of shareholders in November of 1997. There is no family relationship between any of the Company's directors or executive officers. Messrs. Benson, Murphy, Brooks and Rogers continue to serve as officers and employees of BMG and do not devote their full business time to the Company.

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

Name of Reporting Person      Late Form 4   Late Form 5   No. of Transactions
---------------------------   -----------   -----------   -------------------

Demetrie D. Carone                 0             1                1
Ronald R. McGinnis                 0             1                2

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes the total compensation of the Chief Executive Officer, any person who served as the chief executive officer during the nine-month Transition Period ended December 31, 1997, and other executive officers whose compensation from the Company exceeded $100,000 during that period (the "Named Officers"):

                              SUMMARY COMPENSATION
                              --------------------

                                                                          Long Term Compensation
                                                                          ----------------------
                                                                                Securities
                                                      Annual Compensation       Underlying
                                                      -------------------         Stock
Name                        Period                          Salary               Options
----                        ------                        ----------            ----------

Bruce D. Benson,            nine-months ended               $53,077              4,000,000
   Chairman of the Board,   December 31, 1997
    President and Chief
    Executive Officer.

Demetrie D. Carone ,        nine-months ended                25,000/1/                 -0-
  Chairman of the Board,    December 31, 1997
   President and Chief
   Executive Officer.

Terry L. Carroll,           Year ended March 31, 1997       $24,000                    -0-
 Chairman of the Board,     Year ended March 31, 1996        96,000                    -0-
 Chief Executive Officer
  and President.

____________________
/1/ Mr. Carone also received 5,000 shares of the Company's Common Stock for his service as a director. See "Compensation of Directors."
____________________

     In connection with his appointment as the Company's Chief Executive Officer, Mr. Benson and the Company entered into an Executive Employment Agreement dated August 7, 1997 (the "Employment Agreement"). The Employment Agreement provides for a base salary of not less than $150,000 per year and bonuses in the discretion of the Board of Directors. It has an initial term of three years, but renews automatically for successive one-year terms unless terminated by either party. During the initial or any renewal term, Mr. Benson's employment may be terminated at any time by the Board of Directors, without cause, but Mr. Benson may terminate only upon the occurrence of certain events, including a change in control of the Company as defined in the Employment Agreement. The Company would not be required to pay Mr. Benson any compensation as a result of or after any termination of the Employment Agreement. Mr. Benson is not required to devote his full business time to the Company.

     Pursuant to the Employment Agreement, Mr. Benson received options to acquire up to 4,000,000 shares of the Company's Common Stock. Of those options, options to acquire 1,000,000 shares at $4.50 per share and 1,000,000 shares at $6.00 per share vested immediately and options to purchase 1,000,000 shares at $9.00 per share and 1,000,000 shares at $12.00 per share will vest on the first anniversary of the Employment Agreement. All of the options, whether or not otherwise vested, become exercisable (a) immediately prior to the closing of the sale by the Company of all or substantially all of its assets or (b) immediately prior to the closing of any merger, consolidation, or other transaction in which the outstanding Common Stock of the Company is converted into or exchanged for securities, cash or other property. All of the options have a term of ten years from the date of the Employment Agreement. However, the options would expire 90 days after the termination of Mr. Benson's employment for cause, as defined in the Employment Agreement, or one year after Mr. Benson's death or disability. The termination of employment for any other reason would not affect the term of the options.

Option Grants for 1997

     The following table sets forth information regarding the grant of stock options to the Named Officers, as well as other directors of the Company, during the Transition Period ended December 31, 1997:

                  Options/SAR Grants During Transition Period

                                       Percent of
                       Number of       total options
                       securities      granted to       Exercise
                       underlying      employees in     Price         Expiration
Name                   options         Fiscal Year      ($/share)     Date
----                   ----------      -------------    ---------     ----------
Bruce D. Benson        1,000,000          24.8%          $ 4.50       08/07/2007
Bruce D. Benson        1,000,000          24.8%          $ 6.00       08/07/2007
Bruce D. Benson        1,000,000 (1)      24.8%          $ 9.00       08/07/2007
Bruce D. Benson        1,000,000 (1)      24.8%          $12.00       08/07/2007
Thomas W. Gamel          179,000            --           $4.125       08/13/2007
Robert J Malone          179,000            --           $4.125       08/13/2007
Richard L. Robinson      179,000            --           $4.125       08/13/2007

______________________
     (1) Such options vest on the first anniversary of the Executive Employment Agreement with the Named Officer, or August 7, 1998.
______________________

Year End Option Values

     No options were exercised by a Named Officer during the Transition Period. The following table sets forth the value of unexercised options held by the Named Officers at December 31, 1997:

                        1997 Year End Option/SAR Values

                     Number of
                     unexercised                 Value of unexercised
                     options/SAR's at            in-the-money options/
                     Fiscal Year end (#)         SAR's at Fiscal Year end
Name                 exercisable/unexercisable             ($)
----                 -------------------------   ------------------------

Bruce D. Benson      2,000,000 (exercisable)               -0- (1)
Bruce D. Benson      2,000,000 (unexercisable)             -0- (1)

________________
      (1) Based upon the last sales price of the Company's Common Stock on The American Stock Exchange on December 31, 1997 of $2.625.
________________

Compensation of Directors

     Each member of the Board of Directors who is not an employee of the Company is entitled to receive compensation in the amount of $1,000 per meeting of the Board attended in person or by telephone and $500 per committee meeting attended in person or by telephone and which is not in connection with a regular or special meeting of the Board. Each member is also entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company.

     In August 1997, each retiring member of the Company's Board of Directors (Messrs. Carone, McGinnis and McIsaac) received 5,000 shares of the Company's Common Stock as compensation for past services. The market price of the Company's Common Stock on the date these shares were granted was $4.25 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1997, a total of 8,795,400 shares of Common Stock, the Company's only class of voting stock, were issued and outstanding. The Company also had outstanding 3,835,000 shares of Series C Preferred Stock which were convertible into 7,670,000 shares of Common Stock (excluding dividends) in the discretion of the holders. At the option of the holder, and subject to certain antidilution provisions not yet applicable, the Series C Preferred Stock is convertible into shares of Common Stock at the rate of two shares of Common for each share of Preferred. The Company has no ability to force conversion of the Series C Preferred Stock, but can call the Preferred Stock for redemption, which would require the holders to choose between converting and being redeemed. The holders of the Series C Preferred Stock are not entitled to vote except as provided by applicable law.

     The following table sets forth as of December 31, 1997, certain information with respect to the Company's equity securities beneficially owned by (i) each Named Officer and each director of the Company; (ii) each person who owns beneficially more than 5% of the Company's outstanding Common Stock; and (iii) all directors and executive officers as a group. The figures in the table for beneficial ownership of Common Stock include shares that the person or group has the right to acquire upon conversion of Series C Preferred Stock and upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days. To the Company's knowledge, the shareholders listed below have sole voting and investment power, except as otherwise noted.

                                    Common Stock        Series C Preferred Stock
                               ----------------------   ------------------------
Name and                       Number of     Percent    Number of       Percent
Address                        Shares (1)    of Class   Shares (1)      of Class
--------                       ----------    --------   ----------      --------

Bruce D. Benson
1560 Broadway, Suite 1900
Denver, Colorado 80202         2,220,100(2)   20.56%       --              --

Thomas W. Gamel
700 Broadway, Suite 800
Denver, Colorado 80202           388,788(3)    4.33%       --              --

Robert J. Malone
335 St. Paul Street
Denver, Colorado 80202           295,600(4)    3.29%       --              --

Richard L. Robinson
646 Bryant
Denver, Colorado 80202           305,100(4)    3.40%       --              --

Demetrie D. Carone
6623 East 117th Street
Bixby, Oklahoma 74008          1,133,804(5)   12.82%       23,665         0.60%

Dale Jensen
2417 Ridge Road
Lincoln, Nebraska 68512        3,368,770(6)   31.21%    1,000,000        25.42%

Lancaster Ventures, LLC
5561 South 40th Street
Suite 220
Lincoln, Nebraska 68516        1,132,818(7)   11.66%      458,334        11.65%

Donald F. Dillon
6600 South 56th Street
Lincoln, Nebraska 68516      1,132,818(8)      11.66%       458,334       11.65%

Thomas Stansfield
7052 East Fremont Place
Englewood, Colorado 80112    1,417,600(9)      15.02%       500,000       12.71%

Directors and Executive
Officers as a Group
(7 individuals)              3,209,488(10)     28.32%        --            --

___________________
(1)  Unless otherwise stated, all ownership is record and beneficial.

(2) Includes 2,000,000 shares underlying options, 1,000,000 of which are exercisable at $4.50 per share and 1,000,000 of which are exercisable at $6.00 per share, each until August 7, 2007.

(3) Includes (i) 106,288 shares held indirectly through a corporation of which Mr. Gamel has voting control and (ii) 179,000 shares underlying options exercisable at $4.125 per share until August 13, 2007.

(4) Includes 179,000 shares underlying options exercisable at $4.125 per share until August 13, 2007.

(5) Includes (i) 47,330 shares underlying 23,665 shares of Series C Preferred Stock held jointly with the reporting person's spouse and (ii) 471,931 shares held jointly with that spouse.

(6) Includes 2,000,000 shares underlying 1,000,000 shares of Series C Preferred Stock.

(7)  Includes 916,668 shares underlying 458,334 shares of Series C Preferred
     Stock.

(8) Includes (i) 216,150 shares and (ii) 916,668 shares underlying 458,334 shares of Series C Preferred Stock owned by Lancaster Ventures, LLC, of which the reporting person is a member.

(9) Includes 1,000,000 shares underlying 500,000 shares of Series C Preferred Stock.

(10) Includes an aggregate of 2,537,000 shares underlying options.
__________________

Changes in Control

     The Company knows of no arrangement, the happening of which would result in a change in control of the Company other than possible conversion of the Series C Preferred Stock by certain shareholders listed in the above table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Expense Sharing Arrangement

     Effective August 12, 1997, the Company relocated its principal executive office from Independence, Kansas to Denver, Colorado and shares office space with Benson Mineral Group, Inc. In connection with that move, the Company entered into a Cost and Expense Sharing Agreement with BMG, a privately held Oklahoma corporation. Bruce D. Benson, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, is also the president, a director and sole shareholder of BMG. Pursuant to the Expense Sharing Agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based upon actual use of the facilities and personnel by the Company. The Expense Sharing Agreement is effective so long as Mr. Benson's employment agreement is in effect. During the transition period ended December 31, 1997, the Company paid or accrued an aggregate of $229,345 to BMG pursuant to this arrangement. Management is of the opinion that the terms and conditions of this arrangement are no less favorable than could be obtained from an unaffiliated third party or than could be obtained by the Company in leasing separate office space and retaining separate personnel.

Recent Acquisitions

     Effective January 15, 1997, the Company completed three acquisitions from individuals who were, at the time, either officers, directors or principal shareholders of the Company, or entities controlled by such individuals. The Company acquired all of the assets of Five Star Petroleum, consisting of interests in oil and gas leases and related equipment, for a purchase price of $1,300,000. The entire purchase price was paid in cash. Demetrie Carone, former President of the Company, was also president, a director and principal shareholder of Five Star. In addition, Messrs. Dale Jensen and Thomas Stansfield, beneficial owners of greater than five percent of the Company's Common Stock, were principal shareholders of Five Star. As a result of that acquisition, Messrs. Carone, Jensen and Stansfield were paid $262,286, $275,340 and $241,150, respectively.

     Contemporaneously, the Company completed the acquisition of U.S. Gas, a privately-held Delaware corporation. The assets of U.S. Gas included an interest in a gas gathering system and oil and gas leases. The purchase price of this acquisition paid in cash by the Company was $560,000. Messrs. Carone and Jensen were sole shareholders of U.S. Gas, owning an equal interest in that entity. The former shareholders of U.S. Gas also received $300,000 in connection with this transaction from an unrelated third party for transfer of an interest in the gathering system and leases. U.S. Gas was acquired by Messrs. Carone and Jensen in July, 1996 for a purchase price of $800,000.

     Finally, the Company acquired certain oil and gas leases located in Osage County, Oklahoma from certain individuals, including Messrs. Carone, Jenson and Donald F. Dillon, a beneficial owner of more than 5% of the Company's Common Stock. The Company paid $200,000 cash for those leases, of which Mr. Carone received $120,000, Mr. Jenson received $20,000 and Mr. Dillon received $20,000.

     All of the foregoing transactions were approved by a disinterested majority of the Board of Directors as then constituted, which determined that the acquisitions were in the best interest of the shareholders. Current management does not anticipate any such transactions with affiliates in the future. However, in the event the Company considers an acquisition from an affiliate in the future, it would evaluate the transaction on the same terms as it evaluates transactions from an unaffiliated party.

     Richard L. Robinson, who is currently a director of the Company was a beneficial stockholder of Five Star at the time of the transaction described above and was, indirectly, one of the sellers of the leases in Osage County to the Company. Mr. Robinson was not associated with the Company at the time of either transaction. Mr. Robinson received approximately $6,500 and $9,000, respectively, from those two transactions.

Other Events

     The Company sold shares of its Series C Preferred Stock to Mr. Carone, a former officer and director and principal shareholder of the Company, and Messrs. Jenson, Dillon and Stansfield, principal shareholders of the Company, in a private placement during fiscal 1997. Such individuals purchased 23,664, 1,000,000, 458,334 and 500,000 shares of the Series C, respectively. These sales were made on the same terms and conditions as those made to other purchasers in the offering. Two members of the current Board of Directors, being Mr. Robinson and Mr. Malone, were beneficial purchasers of 50,000 shares each of the Company's Series C Preferred Stock. Each current director converted his 50,000 shares of Series C Preferred into 100,000 shares of Common Stock of the Company on October 1, 1997.

     In August 1997, the Company paid a consulting fee of $50,000 to Benson Mineral Group, Inc. for consulting services provided to the Company prior to Mr. Benson's appointment as Chief Executive Officer of the Company. The services rendered for this fee included an inspection and general analysis of the Company's physical assets and operations and suggestions for the improvement thereof. At the time the consulting arrangement was entered into, Mr. Benson was not an officer, director or shareholder of the Company.

                               GLOSSARY OF TERMS

BBLS:               Barrels of oil.

BLANKET LEASE:      The mineral lease between the Company and the Osage Indian
                    Tribe covering approximately 64,000 acres in Osage County, Oklahoma, and including provision for additional drilling obligations to hold portions of the lease.

GROSS ACRE:         An acre in which a working interest is owned, without regard to the size of the interest.

GROSS WELL:         An oil or gas well in which a working interest is owned,
                    without regard to the size of the interest.

LEASES: Full or partial leasehold interests in oil and gas prospects, authorizing the owner thereof to drill for, reduce to possession and produce and sell oil and gas, subject to the payment of rentals, bonuses and/or royalties.

MCF:                Thousand cubic feet.

MMCF:               Million cubic feet.

NET ACRES:          One net acre is deemed to exist when the sum of the
                    fractional working interests owned in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres.

NET WELL:           One net well is deemed to exist when the sum of fractional working interests owned in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells.

NET REVENUE         An interest owner's pro rata share of total gross revenues,
INTERESTS:          after deduction of royalties and other burdens, derived from the sale of oil and gas from a specific property.

PROVED DEVELOPED    Proved reserves that are expected to be recovered through
RESERVES:           existing wells with existing equipment and operating
                    methods.

PROVED RESERVES:    Quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs.

PROVED UNDEVELOPED  Proved reserves that are expected to be recovered from new
RESERVES:           wells or from existing wells where a relatively major
                    expenditure is required for recompletion.

WORKING INTEREST:   The operating interests under an oil and gas lease entitling the holder at its expense to conduct drilling and production operations on the leased property. The Working Interest expresses the interest owner's pro rata share of the costs incurred in such operations, whereas the Net Reserve
                    Interest expresses the owner's pro rata share of any resulting revenues.

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

     10.3.1/2/ Lease Agreement between Mid-America Pipeline Company and
               Producers Service, Incorporated.

     10.3.2/2/ Amendment to Lease Agreement between Mid-America Pipeline Company and Producers Service, Incorporated.

     10.4/3/ Stock Purchase Agreement between the Company and Shareholders of Performance Petroleum Corporation effective September 1, 1995.

     10.5/3/ Stock Purchase Agreement between the Company and shareholders of Pacific Osage, Inc. effective September 1, 1995.

     10.6/4/ Stock Purchase Agreement between the Company and Terry L. Carroll and Violet M. Carroll, effective October 1, 1996.

     10.7/4/ Stock Purchase Agreement between the Company and stockholders of ZCA Gas Gathering Co., Inc., effective October 1, 1996.

     10.8/5/ Asset Purchase Agreement between the Company and Five Star Petroleum, Inc., effective October 1, 1996.

     10.9/5/ Asset Purchase Agreement between the Company and Demetrie D. Carone, Dale M. Jensen, Donald F. Dillon, Roger Campbell and Rekco, effective October 1, 1996.

     10.10/6/ Executive Employment Agreement, dated August 7, 1997, by and between the Company and Bruce D. Benson.

     10.11/6/ Cost and Expense Sharing Agreement, dated August 7, 1997, by and between the Company and Benson Mineral Group, Inc.

     10.12/6/  Form of Non-Qualified Stock Option Agreement.

     11        Not applicable.

     13        Not applicable.

     16        Not applicable.

     18        Not applicable.

     19        Not applicable.

     21*       List of the Company's subsidiaries.

     22        Not applicable.

     23        Not applicable.

     24.1*     Power of Attorney for Thomas W. Gamel.

     27*       Financial Data Schedule.

     28        Not applicable.

     99        Not applicable.
_____________________________

     (1)   Filed as an Exhibit to Form 8-K dated September 30, 1996.

     (2) Filed as an Exhibit to Form 10-KSB for the fiscal year ended March 31, 1994 and incorporated herein by reference.

     (3) Filed as an exhibit to Form 8-K dated September 29, 1995 and incorporated herein by reference.

     (4) Filed as an Exhibit to Form 10-KSB for the fiscal year ended March 31, 1997, and incorporated herein by reference.

     (5) Filed as an Exhibit to Form 10-KSB/A-1 for the fiscal year ended March 31, 1997, and incorporated herein by reference.

     (6) Filed as an Exhibit to Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference.

     *     Filed herewith.
_____________________________

     (C)   Reports on Form 8-K.

           During the final quarter of its Transition Period, the Company filed a Form 8-K dated November 19, 1997, reporting a change in its fiscal year.

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

Signatures                               Title                    Date
----------                               -----                    ----

/s/ Bruce D. Benson           President, Chief Executive        04/14/98
---------------------------   Officer, and Chairman of
Bruce D. Benson               the Board of Directors


/s/ F. Michael Murphy         Vice President, Chief Financial   04/15/98
---------------------------   Officer and Secretary
F. Michael Murphy


/s/ Randall L. Rogers         Chief Accounting Officer          04/15/98
---------------------------
Randall L. Rogers

/s/ Thomas W. Gamel, by and
through his attorney-in-
fact, F. Michael Murphy       Director                          04/15/98
---------------------------
Thomas W. Gamel

/s/ Robert J. Malone          Director                          04/14/98
---------------------------
Robert J. Malone

/s/ Richard L. Robinson       Director                          04/14/98
---------------------------
Richard L. Robinson

                        UNITED STATES EXPLORATION, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

Report of Independent Certified Public Accounts.......................   F-1

Consolidated Balance Sheets at December 31, 1997 and March 31, 1997...   F-2

Consolidated Statements of Operations for the Nine Month Period
Ended December 31, 1997 and the Fiscal Year Ended March 31, 1997......   F-4

Consolidated Statements of Changes in Stockholders' Equity for the
Nine Months Ended December 31, 1997 and the Fiscal Year Ended March
31, 1997..............................................................   F-5

Consolidated Statements of Cash Flows for the Nine Months Ended
December 31, 1997 and the Fiscal Year Ended March 31, 1997............   F-6

Notes to Consolidated Financial Statements............................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
United States Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of United States Exploration, Inc. and Subsidiaries as of December 31, 1997 and March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months ended December 31, 1997 and the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Exploration, Inc. and Subsidiaries as of December 31, 1997 and March 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the nine months ended December 31, 1997 and the year ended March 31, 1997 in conformity with generally accepted accounting principles.



Wichita, Kansas
March 6, 1998 (except for Note U, as to
  which the date is April 10, 1998)

                United States Exploration, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      December 31,    March 31,
                                                          1997          1997
                                                      ------------   -----------
CURRENT ASSETS
 Cash and cash equivalents                            $ 15,988,152   $15,323,038
 Certificate of deposit                                          -     1,500,000
 Accounts receivable                                       562,016       590,237
 Due from related parties                                        -         4,300
 Inventories                                                14,889       152,401
 Prepaid expenses and other                                 31,267        23,449
                                                      ------------   -----------

        Total current assets                            16,596,324    17,593,425

PROPERTY AND EQUIPMENT, AT COST, NET
 Oil and gas property and equipment -
   full cost method                                      3,390,640     9,636,527
 Natural gas gathering systems                           1,367,267     1,695,394
 Building and equipment                                    392,644       478,949
                                                      ------------   -----------

                                                         5,150,551    11,810,870

OTHER ASSETS
 Assets held for sale
   Crude oil refinery                                      700,000     1,775,011
   Natural gas stripping plant                              20,000        40,000
   Equipment                                                10,000       146,486
 Pipeline lease agreement, less accumulated
   amortization of $197,871 at December 31, 1997
   and $159,981 at March 31, 1997                          509,437       547,327
                                                      ------------   -----------

                                                         1,239,437     2,508,824
                                                      ------------   -----------

                                                      $ 22,986,312   $31,913,119
                                                      ============   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31,     March 31,
                                                          1997           1997
                                                      ------------   -----------
CURRENT LIABILITIES
 Accounts payable                                         $371,898      $447,518
 Accrued liabilities                                        33,266        68,270
 Due to related parties                                     62,334        15,215
 Dividends payable                                         460,200             -
                                                      ------------   -----------

        Total current liabilities                          927,698       531,003

COMMITMENTS AND CONTINGENCIES                                    -             -

STOCKHOLDERS' EQUITY
 Preferred stock - $.01 par value
   Authorized - 100,000,000 shares
   Series C Cumulative Convertible - issued and
     outstanding - 3,835,000 shares at December 31,
     1997 and 4,000,000 shares at March 31, 1997
     (liquidation preference $23,010,000)               23,010,000    24,000,000
 Common stock - $.0001 par value
   Authorized - 500,000,000 shares
   Issued and outstanding - 8,795,400 shares at
     December 31, 1997 and 8,312,358 shares at
     March 31, 1997                                            880           831
 Capital in excess of par value                         12,523,345    11,370,867
 Accumulated deficit                                   (13,475,611)   (3,989,582)
                                                      ------------   -----------

                                                        22,058,614    31,382,116
                                                      ------------   -----------

                                                      $ 22,986,312   $31,913,119
                                                      ============   ===========

The accompanying notes are an integral part of these statements.

                United States Exploration, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Nine months       Year
                                                            ended          ended
                                                        December 31,     March 31,
                                                            1997           1997
                                                        -------------   -----------
Revenues
 Sale of company produced oil and gas                    $ 1,974,033    $2,772,284
 Sale of purchased gas                                       950,369     1,271,372
 Contracting and oil field supplies                          110,183       381,978
 Equity in net income of joint ventures                            -        87,753
                                                         -----------    ----------

                                                           3,034,585     4,513,387

Costs and expenses
 Gas acquisition costs                                       673,831       831,011
 Gas transportation costs                                    416,921       463,377
 Production costs - oil and gas                            1,118,342     1,329,667
 Other operating expenses                                    219,447       163,375
 Depreciation, depletion and amortization                  1,765,475     1,100,749
 Provision for impairment of assets                        6,320,401       321,397
 General and administrative                                  841,193       505,417
                                                         -----------    ----------

                                                          11,355,610     4,714,993
                                                         -----------    ----------

Loss from operations                                      (8,321,025)     (201,606)

Other income (expense)
 Interest income                                             677,488       346,294
 Interest expense                                             (2,092)     (307,455)
 Other                                                        60,826        75,237
                                                         -----------    ----------

                                                             736,222       114,076
                                                         -----------    ----------

        NET LOSS                                          (7,584,803)      (87,530)

Preferred stock dividends applicable to the period        (1,421,226)     (884,250)
                                                         -----------    ----------

Net loss applicable to common stockholders               $(9,006,029)   $ (971,780)
                                                         ===========    ==========

Basic and diluted loss per common share                  $     (1.06)   $     (.13)
                                                         ===========    ==========

The accompanying notes are an integral part of these statements.

                United States Exploration, Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Preferred stock
                                -----------------------------------------------------------------------------
                                       Series A                   Series B                  Series C
                                ------------------------   ----------------------   -------------------------
                                 Shares        Amount       Shares       Amount       Shares        Amount
                                ---------   ------------   ---------   ----------   ----------   ------------
Balance at April 1,
 1996                            250,000    $ 1,250,000     104,000    $ 520,000            -    $         -
Exercise of stock
 options                               -              -           -            -            -              -
Conversion of preferred
 stock and related divi-
 dends to common
 stock                          (250,000)    (1,250,000)   (104,000)    (520,000)           -              -
Issuance of Series "C"
 preferred stock                       -              -           -            -    4,000,000     24,000,000
Contribution of accrued
 salary by former pres-
 dent and stockholder                  -              -           -            -            -              -
Cash dividends paid on
 Series "C" preferred
 stock                                 -              -           -            -            -              -
Net loss for the year                  -              -           -            -            -              -
                                --------    -----------    --------    ---------    ---------    -----------

Balance at March 31,
 1997                                  -              -           -            -    4,000,000     24,000,000
Issuance of common
 stock for compen-
 sation                                -              -           -            -            -              -
Exercise of stock
 options                               -              -           -            -            -              -
Conversion of preferred
 stock to common
 stock                                 -              -           -            -     (165,000)      (990,000)
Dividends on Series "C"
 preferred stock                       -              -           -            -            -              -
Net loss for the period                -              -           -            -            -              -
Issuances of common
 stock                                 -              -           -            -            -              -
                                --------    -----------    --------    ---------    ---------    -----------

Balance at December 31,
 1997                                  -    $         -           -    $       -    3,835,000    $23,010,000
                                ========    ===========    ========    =========    =========    ===========


                                     Common stock
                                   -----------------   Capital in
                                                Par     excess of     Accumulated
                                    Shares     value    par value       deficit         Total
                                   ---------   -----   -----------   -------------   ------------
Balance at April 1,
 1996                              6,469,404    $647   $ 8,581,466   $ (3,352,052)   $ 7,000,061
Exercise of stock
 options                           1,015,700     101       669,484              -        669,585
Conversion of preferred
 stock and related divi-
 dends to common
 stock                               827,254      83     1,959,917       (190,000)             -
Issuance of Series "C"
 preferred stock                           -       -             -              -     24,000,000
Contribution of accrued
 salary by former pres-
 dent and stockholder                      -       -       160,000              -        160,000
Cash dividends paid on
 Series "C" preferred
 stock                                     -       -             -       (360,000)      (360,000)
Net loss for the year                      -       -             -        (87,530)       (87,530)
                                   ---------   -----   -----------   ------------    -----------

Balance at March 31,
 1997                              8,312,358     831    11,370,867     (3,989,582)    31,382,116
Issuance of common
 stock for compen-
 sation                               19,000       2        80,748              -         80,750
Exercise of stock
 options                             133,700      14        80,737              -         80,751
Conversion of preferred
 stock to common
 stock                               330,000      33       989,967              -              -
Dividends on Series "C"
 preferred stock                           -       -             -     (1,901,226)    (1,901,226)
Net loss for the period                    -       -             -     (7,584,803)    (7,584,803)
Issuances of common
 stock                                   342       -         1,026              -          1,026
                                   ---------   -----   -----------   ------------    -----------

Balance at December 31,
 1997                              8,795,400    $880   $12,523,345   $(13,475,611)   $22,058,614
                                   =========   =====   ===========   ============    ===========

The accompanying notes are an integral part of this statement.

                United States Exploration, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine months       Year
                                                                  ended          ended
                                                              December 31,     March 31,
                                                                  1997            1997
                                                              -------------   ------------
Cash flows from operating activities
 Net loss                                                      $(7,584,803)   $   (87,530)
 Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation, depletion and amortization                    1,765,475      1,100,749
     Provision for impairment of assets                          6,320,401        321,397
     Stock issued as compensation                                   80,750              -
     (Gain) loss on sale of equipment                              (21,089)         9,820
     Equity in net income of joint ventures                              -        (87,753)
     Change in assets and liabilities, net of effect
      of acquisitions
       Decrease in accounts receivable                              28,221        103,800
       Decrease in due from related parties                          4,300         18,795
       Decrease in inventories                                     137,512          8,785
       (Increase) decrease in prepaid expenses and other            (7,818)         2,632
       Increase (decrease) in accounts payable and
          accrued liabilities                                     (110,624)        86,134
       Increase (decrease) in due to related parties                47,119       (160,711)
                                                               -----------    -----------

           Net cash provided by operating
             activities                                            659,444      1,316,118

Cash flows from investing activities
 Proceeds from sale of equipment                                   229,573              -
 Maturity (purchase) of certificate of deposit                   1,500,000     (1,500,000)
 Capital expenditures                                             (364,654)      (111,386)
 Investment in restricted cash                                           -        (66,000)
 Receipt of restricted cash                                              -        140,697
 Acquisition of oil and gas leases                                       -     (1,481,000)
 Acquisition of companies, net of cash received                          -       (674,731)
                                                               -----------    -----------

   Net cash provided by (used in) investing activities           1,364,919     (3,692,420)

Cash flows from financing activities
 Dividends paid on preferred stock                              (1,440,000)      (360,000)
 Proceeds from exercise of stock options                            80,751        669,585
 Issuance of Series C preferred stock                                    -     24,000,000
 Repayment of note payable to bank                                       -       (165,000)
 Repayment of term debt                                                  -     (6,615,210)
                                                               -----------    -----------

   Net cash provided by (used in) financing activities          (1,359,249)    17,529,375
                                                               -----------    -----------

Net increase in cash and cash equivalents                          665,114     15,153,073
Cash and cash equivalents, beginning of period                  15,323,038        169,965
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $15,988,152    $15,323,038
                                                               ===========    ===========

The accompanying notes are an integral part of these statements.

               United States Exploration, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1997 and March 31, 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES

 A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

 1.  Company history and nature of operations
     ----------------------------------------

 United States Exploration, Inc. was incorporated on January 9, 1989. The Company through its subsidiaries operates as a producer of oil and gas and as an operator of gas gathering systems and prior to August 1997 an oil field supply store. The Company's operations are located in southeast Kansas and northeast Oklahoma. During 1997 the Company changed its year-end from March 31 to December 31.

 2.  Principles of consolidation
     ---------------------------

 The consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly-owned subsidiaries, USX Operating Co., Inc., Producers Service Incorporated, Performance Petroleum Corporation, Pacific Osage, Inc., Argas, Inc. and United States Gas Gathering Co., Inc. (formerly ZCA Gas Gathering, Inc.). Operations of Argas, Inc. and United States Gas Gathering, Inc. are included in the consolidated financial statements from October 1, 1996, which was the effective date of their acquisitions. All significant intercompany transactions and balances have been eliminated. On December 31, 1997, Argas, Inc. and USX Operating Co., Inc. were merged into United States Exploration, Inc.

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

 4.  Cash equivalents
     ----------------

 For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1997 are comprised primarily of $15,900,000 of Pharmacia and UpJohn Treasury Services AB Commercial Paper which matures January 7, 1998.

 5.  Inventories
     -----------

 Inventories are comprised of valves, pipe, pumps, motors and other miscellaneous oil field supplies. They are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

               United States Exploration, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1997 and March 31, 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

 6.  Oil and gas interests
     ---------------------

 The Company follows the full cost method of accounting as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties, whether productive or unproductive, are capitalized. Capitalized costs which relate to proved properties and estimated future costs to be incurred in the development of proved reserves and estimated future dismantlement and abandonment costs are amortized using the units-of-production method. Capitalized costs associated with significant investments in unproved properties are excluded from the amortization base until such time as these properties are evaluated. Additionally, no gains or losses are recognized upon the disposition of oil and gas properties. Capitalized costs are subjected to periodic tests of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are charged to expense in the year such excess occurs.

 7.  Depreciation and amortization
     -----------------------------

 Property and equipment, exclusive of property and equipment included in the full cost pool, is stated at cost and depreciated using the straight-line method over the following estimated useful lives once the asset is put into productive use.

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

 The capitalized pipeline lease agreement is being amortized using the straight-line method over the remaining term of the lease.

 8.  Income taxes
     ------------

 United States Exploration, Inc. and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each year are determined using the currently enacted

               United States Exploration, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1997 and March 31, 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

 tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

               United States Exploration, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1997 and March 31, 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

 9.  Stock-based compensation
     ------------------------

 The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. SFAS 123 encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected, as permitted by SFAS 123, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock over the exercise price at the measurement date.

 10. Loss per share
     --------------

 Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock was converted into common stock. Basic and diluted loss per share are the same for all periods presented as the exercise of stock options and the conversion of preferred stock has an antidilutive effect on all periods.


NOTE B - RELATED PARTY TRANSACTIONS

 The Company purchased, effective October 1, 1996, 100% of the outstanding common stock of Argas, Inc. for $160,000. Argas, Inc. was purchased from a former president of the Company who is also a stockholder of the Company. Argas, Inc.'s primary asset was its investment in the joint ventures in which the Company was also an investor. Upon completion of the Argas, Inc. purchase, the Company owned 100% of the joint ventures. The individual assets, consisting primarily of pipelines, and the gross operations of the joint ventures are included in the consolidated financial statements subsequent to October 1, 1996. Prior to the purchase, the joint ventures sold natural gas of approximately $288,000 to the Company during the year ended March 31, 1997. In addition, the joint ventures had contracting expense with the Company of approximately $52,000 during the year ended March 31, 1997.

 The Company also purchased during the year ended March 31, 1997, the common stock of United States Gas Gathering, Inc. and certain oil and gas leases from the Company's then president and other Company stockholders for total cash consideration of $2,030,000. See Note P for additional information.

 In connection with substantial changes in the capitalization of the Company, the Company entered into a comprehensive agreement with a former president of the Company on September 17, 1996. As a part of the agreement, the president resigned his position and released the Company from payment for past services. Accordingly, the Company transferred $160,000 of accrued salary to paid in capital.

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE B - RELATED PARTY TRANSACTIONS - Continued

 Effective August 12, 1997, the Company relocated its principal executive office from Independence, Kansas to Denver, Colorado and shares office space with Benson Mineral Group, Inc. (BMG). In connection with that move, the Company entered into a cost and expense sharing agreement with BMG, a privately held Oklahoma corporation. The Company's current president is also the president, a director and sole shareholder of BMG. Pursuant to the cost and expense sharing agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based upon actual use of the facilities and personnel by the Company. During the period ended December 31, 1997 the Company paid or accrued an aggregate of $229,345 to BMG pursuant to this arrangement of which $62,324 was payable at December 31, 1997. The cost and expense sharing agreement is effective so long as the current president functions in such capacity. Prior to entering into the expense sharing agreement with BMG, the Company also paid $50,000 to BMG for consulting services rendered.

 In addition, the Company has entered into an executive employment agreement with its current president dated August 7, 1997. The agreement provides for a base salary of not less than $150,000 per year and bonuses in the discretion of the Board of Directors. It has an initial term of three years, but renews automatically for successive one-year terms unless terminated by either party. The agreement also provides for the granting of options to purchase shares of the Company's common stock (see Note L).

 In August 1997, each of the three retiring members of the Company's Board of Directors received 5,000 shares of the Company's common stock as compensation for past services. In addition, each of the three new members of the Board of Directors, excluding the Chairman of the Board, received 179,000 stock options at an option price of $4.13 each.

NOTE C - INVESTMENT IN JOINT VENTURES

 The Company participated in two joint ventures which operated gas pipelines. During the year ended March 31, 1997 a joint venture, in which the Company was a 49% participant, settled a claim against a gas purchaser. The joint venture income of $87,753 recognized in the year ended March 31, 1997 primarily relates to the settlement of that claim. The Company acquired the remaining interests in these joint ventures during the year ended March 31, 1997.

NOTE D - OIL AND GAS PROPERTIES

 The Company's oil and gas activities are conducted within the continental United States. The following schedules present capitalized costs at December 31, 1997 and March 31, 1997 and results of operations for producing activities for the nine months ended December 31, 1997 and for the year ended March 31, 1997. At December 31, 1997 and March 31, 1997 costs associated with acquisition and development activities of $14,681,417 and $14,561,258, respectively, are considered evaluated and subject to amortization.

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE D - OIL AND GAS PROPERTIES - Continued

                                                    December 31,      March 31,
                                                        1997            1997
                                                    -------------   ------------

 Capitalized costs
   Oil and gas properties                            $14,681,417    $14,561,258
   Accumulated depreciation, depletion,
     amortization and valuation allowance             11,290,777      4,924,731
                                                     -----------    -----------

      Net capitalized costs                          $ 3,390,640    $ 9,636,527
                                                     ===========    ===========

 Results of operations for producing activities
   Oil and gas sales                                 $ 1,974,033    $ 2,772,284
   Production costs                                   (1,118,342)    (1,329,667)
   Depreciation, depletion and amortization           (1,464,479)      (623,291)
   Full cost pool valuation allowance                 (4,901,567)       (41,432)
                                                     -----------    -----------

 Results of operations from producing activities
   (excluding overhead expenses)                     $(5,510,355)   $   777,894
                                                     ===========    ===========

 Amortization per equivalent physical unit
   (barrels) of production (excludes full cost
   pool valuation allowance)                         $     13.28    $      4.42
                                                     ===========    ===========

 Costs incurred in oil and gas acquisition and development activities are as follows:

                                                     December 31,    March 31,
                                                         1997          1997
                                                     ------------   -----------

 Property acquisition costs                          $    53,075    $ 1,981,830
 Development costs                                        67,200        111,386
                                                     -----------    -----------

                                                     $   120,275    $ 2,093,216
                                                     ===========    ===========

 Capitalized costs are subjected to an annual test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues are required to be expensed. At December 31, 1997 and March 31, 1997, capitalized costs exceeded the present value of future net revenues by $4,901,567 and $41,432, respectively, which resulted in a write down of the carrying value of the oil and gas properties.

 For the nine months ended December 31, 1997, the revisions of previous quantity estimates was the primary reason for the write down of the carrying value of the oil and gas properties. Major contributing factors to the revisions include current production results as evaluated and applied to estimated future production results, drilling and rework operations performed by the Company and other oil and gas companies which were not successful or which reduced the Company's estimate of reserves the Company might obtain. The current evaluations resulted in the Company downgrading significant amounts of reserves from a proved undeveloped status to a probable status.

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE E - NATURAL GAS GATHERING SYSTEMS

 Natural gas gathering systems consist of the following:

                                               December 31,     March 31,
                                                   1997            1997
                                               -------------   -----------

 Kansas systems                                 $ 2,274,470    $ 2,274,470
 Oklahoma systems                                   750,188        750,188
                                                -----------    -----------

                                                  3,024,658      3,024,658
 Accumulated depreciation                        (1,484,568)    (1,329,264)
 Valuation allowance                               (172,823)             -
                                                -----------    -----------

                                                $ 1,367,267    $ 1,695,394
                                                ===========    ===========

NOTE F - BUILDING AND EQUIPMENT

 Building and equipment consists of the following:

                                               December 31,     March 31,
                                                   1997            1997
                                               -------------   -----------

 Building                                         $ 130,588     $  130,588
 Oil field equipment                                512,808        893,954
 Autos and trucks                                   163,774        133,631
 Office equipment                                    52,124         51,903
                                                  ---------     ----------

                                                    859,294      1,210,076
 Accumulated depreciation                          (466,650)      (731,127)
                                                  ---------     ----------

                                                  $ 392,644     $  478,949
                                                  =========     ==========

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE G - CRUDE OIL REFINERY

 The Company owns a crude oil refinery and tank storage farm located in Ingleside, Texas, which it acquired in July 1994. The refinery is located on 20 acres of approximately 100 acres of undeveloped real estate also owned by the Company.

 The refinery has been nonoperational since the early 1980's. Marketing efforts for the refinery have been unsuccessful and during the nine months ended December 31, 1997, management decided to dismantle and salvage the refinery and sell the real estate and wrote-down the refinery and land to a net realizable value of $700,000 by incurring an impairment loss of $1,075,011.


NOTE H - PIPELINE LEASE

 The Company leases and operates a seventy-two mile gas pipeline under an operating lease which was acquired for a total cost of $707,308. The lease expires January 31, 2008 and requires minimum monthly payments of $6,500 per month. A volume rent adjustment is computed at each six-month anniversary date. The recomputed monthly rent is equal to the average monthly MCF's transported through the pipeline during the previous six months times $.08 but not less than $6,500. The maximum monthly rental under the formula is $13,600 a month. The pipeline transported an average of 47,418 and 37,640 MCF's per month during the periods ended December 31, 1997 and March 31, 1997, respectively. The agreement includes a purchase option for $1,800,000 which can be exercised at any time during the term of the lease.


NOTE I - INCOME TAXES

 The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                        December 31,  March 31,
                                                            1997        1997
                                                        ------------  ---------

 Deferred tax liabilities
   Purchase accounting adjustment - book basis of
     acquired assets greater than tax basis - lease
     equipment                                            $193,586    $  207,984
   Oil and gas properties - tax depletion greater
     than full cost pool amortization                            -     2,195,993
   Depreciation on equipment                                     -       298,951
                                                          --------    ----------

                                                           193,586     2,702,928

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE I - INCOME TAXES - Continued

                                                        December 31,   March 31,
                                                            1997         1997
                                                        ------------  ----------

 Deferred tax assets
   Net operating loss carryforwards                      $3,535,787   $2,934,053
   Valuation allowance (natural gas stripping plant)         39,520       31,920
   Oil and gas properties - full cost pool amortization
     greater than tax depletion                             463,672            -
   Depreciation on equipment                                371,825            -
   Other                                                          -       12,048
                                                         ----------   ----------

                                                          4,410,804    2,978,021
   Less valuation allowance                               4,217,218      275,093
                                                         ----------   ----------

                                                            193,586    2,702,928
                                                         ----------   ----------

        Net deferred amount                              $        -   $        -
                                                         ==========   ==========

 The valuation allowance was increased by $3,942,125 at December 31, 1997 and decreased $366,981 at March 31, 1997 to reduce the deferred tax asset to zero.

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

   Expiration
      dates
   ----------

      2002                                                 $  868,000
      2003                                                  2,545,000
      2004                                                  1,300,000
      2005                                                    293,000
      2006                                                    448,000
      2007                                                     37,000
      2008                                                  2,162,000
      2009                                                    537,000
      2010                                                    435,000
      2011                                                    301,000
      2012                                                    379,000
                                                           ----------

                                                           $9,305,000
                                                           ==========

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE J - OTHER INCOME

 Other income is comprised of the following:

                                                      December 31,   March 31,
                                                          1997         1997
                                                      ------------   ---------

 Chart income                                            $12,412      $28,424
 Gas Contract settlement                                       -       25,000
 Gain on sale of assets                                   21,089            -
 Other                                                    27,325       21,813
                                                         -------      -------

                                                         $60,826      $75,237
                                                         =======      =======

NOTE K - MAJOR CUSTOMERS

 The Company sold approximately 78% and 77% of its gas to four purchasers for the nine months ended December 31, 1997 and for the year ended March 31, 1997, respectively. The Company sold approximately 99% of its oil to two purchasers for the nine months ended December 31, 1997 and 91% to one purchaser for the year ended March 31, 1997.


NOTE L - STOCK OPTION PLANS

 Effective January 13, 1989, the Company adopted an Incentive Stock Option Plan (the Plan) and reserved a total of 1,000,000 common shares for issuance pursuant to the Plan. As of December 31, 1997, there were 816,900 options available for issuance. The Plan, designed as an incentive for key employees, is administered by the compensation committee of the Board of Directors, which selects optionees and determines the number of common shares subject to each option. The Plan provides that no option may be granted at an exercise price less than the fair market value of the common shares of the Company on the date of grant. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option.

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE L - STOCK OPTION PLANS - Continued

 Effective May 25, 1990, the Board of Directors adopted a Nonqualifying Stock Option Plan (NQSOP) for the benefit of nonemployee directors of the Company and others having rendered significant services to the Company. To date, an aggregate of 2,900,000 common shares have been reserved to be issued pursuant to the NQSOP. As of December 31, 1997, there were 179,200 options available for issuance. The NQSOP is administered in the discretion of the compensation committee of the Board of Directors. Unless otherwise specified, the options expire ten years from the date of the grant.

 In August 1997, the Company entered into an employment agreement with its current president which provided for the issuance of nonqualified stock options. A total of four million options were issued with one million shares each being exercisable at $4.50, $6.00, $9.00 and $12.00 per share. The options exercisable at $4.50 and $6.00 are exercisable immediately with the remaining options becoming exercisable in August of 1998. The options have a ten-year life.

 A summary of the Company's stock option plans as of December 31, 1997 and March 31, 1997 and changes during the periods ending on those dates is presented below. No compensation expense related to stock options granted in 1997 was recorded as the option exercise prices were greater than the fair market value on date of grant.

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                          Shares       price
                                                        -----------   --------

 Outstanding at April 1, 1996                            1,808,300     $1.16
   Exercised                                            (1,015,700)      .66
   Canceled                                               (588,900)     2.00
                                                        ----------

 Outstanding at March 31, 1997                             203,700      1.28
   Granted                                               4,562,000      7.41
   Exercised                                              (133,700)      .60
                                                        ----------

 Outstanding at December 31, 1997                        4,632,000      7.34
                                                        ==========

 Options exercisable at March 31, 1997                     203,700      1.28
 Options exercisable at December 31, 1997                2,612,000      4.94

 Options outstanding at December 31, 1997 have exercise prices ranging from $2 to $12 with a weighted average contractual life of 9.5 years. They can be summarized as follows:

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE L - STOCK OPTION PLANS - Continued

                           Exercise                          Remaining
     Shares                 price                              life
     ------                --------                          ---------

       95,000             $2.00-3.25                     4.25-6.5 years
      537,000                  4.125                         9.66 years
    1,000,000                   4.50                         9.66 years
    1,000,000                   6.00                         9.66 years
    1,000,000                   9.00                         9.66 years
    1,000,000                  12.00                         9.66 years
    ---------

    4,632,000
    =========

 Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for all grants; dividend yield 0%, risk-free interest rate 6.2%, expected option life
 9.65 years and expected volatility of 60.9%.

 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and loss per share for the nine months ended December 31, 1997 were as follows:

 Net loss - as reported                                           $ 7,584,803
 Net loss - pro forma                                              17,453,029
 Basic loss per common share - as reported                               1.06
 Basic loss per common share - pro forma                                 2.22
 Weighted average fair value of options
    granted during the year                                              2.93

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE M - PREFERRED STOCK

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


NOTE N - LOSS PER COMMON SHARE

 Basic and diluted loss per common share for the nine months ended December 31, 1997 is calculated by dividing net loss applicable to common shareholders of $9,006,029 by the weighted average common shares outstanding of 8,487,667. Basic and diluted loss per common share for the year ended March 31, 1997 is calculated by dividing the net loss applicable to common shareholders of $971,780 by the weighted average common shares outstanding of 7,370,387.


NOTE O - SUPPLEMENTAL CASH FLOW INFORMATION

                                                        December 31,  March 31,
                                                            1997        1997
                                                        ------------  ---------

Noncash investing and financing activities
 Conversion of preferred stock and accrued
  dividends to shares of common stock                     $990,000    $1,960,000
 Liabilities assumed in connection with acquisitions             -       346,291
 Transfer of accrued salary to paid in capital                   -       160,000
 Preferred dividends paid with common stock                  1,026             -

Cash paid during the year
 Interest                                                    2,092       353,788

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE P - ACQUISITIONS

 Effective October 1, 1996, the Company acquired 100% of the common stock of United States Gas Gathering, Inc. for total consideration of $549,000. United States Gas Gathering, Inc. was purchased from the then Company's president and another significant stockholder. United States Gas Gathering, Inc. owns oil and gas leases and owns a 50% interest in and operates a gas gathering system. The Company also acquired during November and December 1996 oil and gas leases located in the State of Oklahoma for cash consideration of $1,481,000. The "Five Star leases" were purchased from Five Star Petroleum, Inc. a related party in that the owners of Five Star Petroleum, Inc. are also stockholders of United States Exploration, Inc. and the Hull lease was purchased from the Company's then president and other individuals who are stockholders of the Company. The transactions were accounted for based upon the fair value of the assets acquired. The purchase price of the acquisitions was approximately equal to or less than the sellers' cost. Fair values were assigned to individual assets primarily based upon reserve studies.

 The Company purchased, effective October 1, 1996, 100% of the common stock of Argas, Inc. for $160,000 which was considered to be the fair value of the assets acquired. See Note B for additional information.

 The pro forma unaudited results of operations for the year ended March 31, 1997, assuming consummation of the purchase of United States Gas Gathering, Inc., the Oklahoma leases and Argas at the beginning of the year are as follows:

                                                         Year ended
                                                       March 31, 1997
                                                       --------------

        Revenue                                          $5,026,915
        Net loss                                             35,445
        Loss per common share                                   .12

NOTE Q -  IMPAIRMENT OF ASSETS

 The Company purchased its subsidiary, USX Operating Co., Inc., in February 1994. USX Operating owned and operated oil field drilling, production and service equipment for outside parties as well as for Company projects. During the fourth quarter of the year ended March 31, 1997 Company management decided to discontinue its drilling and service business. In connection with this decision, management identified certain equipment to liquidate. Impairment of $19,000 was recorded to write down this equipment to its net realizable value. Other equipment to be retained and used in Company operations was written down $131,000 to its estimated fair value. Certain inventory held in connection with the discontinued business was written down $32,000. In addition, the goodwill recorded in connection with the purchase of USX Operating was

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE Q - IMPAIRMENT OF ASSETS - Continued

 written off. Revenues received from outside parties in the year ended March 31, 1997 for drilling and contracting services were not significant. The impairment provision for the year ended March 31, 1997 also includes a $41,432 write down of the full cost pool, a $40,000 write down of the natural gas stripping plant and the write off of $25,000 of other assets.

 During the nine months ended December 31, 1997 the Company's new management continued to evaluate the Company's assets and future operational plans. Those evaluations resulted in the following actions.

 The Company decided to concentrate their efforts on their core business of oil and gas production. As a result, in addition to its decision to discontinue its drilling and service business, the Company closed its supply store and identified certain equipment for disposal. This process resulted in an additional provision for impairment of $151,000. All significant equipment items identified for disposal have been sold as of December 31, 1997.

 The Company determined that the crude oil refinery held for sale was not a part of the assets directly related to its core business and that long-term development efforts of real estate or disposition of the refinery were not consistent with its business plan. Management also concluded that carrying costs of the refinery and real estate could be eliminated by accelerated sales efforts, and that the proceeds from that sale could be immediately put to use in the Company's core business. Based on this decision, the refinery (not operational since the early 1980's) was determined to have negligible value after considering clean-up and dismantling costs. The real estate and refinery were written down $1,075,011 to their estimated fair market value of $700,000, based on the estimated proceeds of a sale occurring in the reasonably near future.

 In evaluating its pipeline operations, the Company determined that it would discontinue operating certain segments of its natural gas gathering system in Kansas and Oklahoma. The Company has recorded a $172,823 impairment provision to reduce the carrying value of these pipelines to their estimated net realizable value.

 The Company recorded a $4,901,567 write down of the oil and gas full cost property and equipment based upon the full cost pools ceiling test. See Notes D and S for additional information regarding the oil and gas full cost property and equipment write down.

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE Q - IMPAIRMENT OF ASSETS - Continued

 Subsequent to December 31, 1997, the Company sold the natural gas stripping plant held for sale. Based upon that sale, the Company provided an additional provision for impairment of $20,000.

                United States Exploration, Inc. and Subsidiaries

                      December 31, 1997 and March 31, 1997


NOTE R - ADJUSTMENTS DURING QUARTER ENDED DECEMBER 31, 1997

 During the last quarter of the nine month period ended December 31, 1997, the Company recorded additional depletion of $984,461 and recorded a write down of the full cost pool of $4,901,567. These adjustments were made based upon the December 31, 1997 reserve study. The Company also recorded an impairment of $172,823 on certain segments of its natural gas gathering systems for which operations are being terminated. This provision is to reduce the carrying value of these pipelines to their estimated realizable value.


NOTE S - OIL AND GAS INFORMATION (UNAUDITED)

 The estimates of the Company's proved oil and gas reserves are based upon evaluations prepared by independent petroleum engineers as of December 31, 1997 and March 31, 1997. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas.

                                     December 31, 1997       March 31, 1997
                                    -------------------   ---------------------
                                       Oil        Gas         Oil         Gas
                                     (bbls)     (mmcf)      (bbls)      (mmcf)
                                    ---------   -------   -----------   -------

 Proved developed and undeveloped
   reserves, beginning of period     792,430     9,708     1,797,319     9,500

 Revisions of previous estimates    (475,612)   (6,916)   (1,085,609)   (3,180)
 Production                          (64,603)     (274)      (88,114)     (318)
 Purchase of minerals in place             -         -       168,834     3,706
                                    --------    ------    ----------    ------

 Proved developed and undeveloped
   reserves, end of period           252,215     2,518       792,430     9,708
                                    ========    ======    ==========    ======

 Proved developed reserves
   Beginning of period               647,870     6,377       668,532     4,324
                                    ========    ======    ==========    ======

   End of period                     207,202     1,565       647,870     6,377
                                    ========    ======    ==========    ======

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE S - OIL AND GAS INFORMATION (UNAUDITED) - Continued

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


 Standardized measure of discounted future net cash flows - The following
 --------------------------------------------------------
 schedules present the standardized measure of estimated discounted future net cash flows from the Company's proved reserves and an analysis of the changes in these amounts for the periods indicated. Estimated future cash flows are determined by using period-end prices for December 31, 1997 and March 31, 1997 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. Estimated future production and development costs are based on economic conditions at December 31, 1997 and March 31, 1997. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 1997 and March 31, 1997 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations.

              STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
                 FLOWS RELATING TO PROVED RESERVES (UNAUDITED)

                                                  December 31,      March 31,
                                                      1997            1997
                                                  -------------   -------------

 Future cash inflows                               $10,090,059    $ 27,126,992
 Future production and development costs            (5,554,269)    (12,374,014)
                                                   -----------    ------------

 Future net cash flows before income taxes           4,535,790      14,752,978
 Future income taxes                                         -        (367,425)
                                                   -----------    ------------

 Future net cash flows                               4,535,790      14,385,553
 10% annual discount for estimated timing of
   cash flows                                       (1,145,150)     (4,848,224)
                                                   -----------    ------------

 Standardized measure of discounted future
   net cash flows                                  $ 3,390,640    $  9,537,329
                                                   ===========    ============

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE S - OIL AND GAS INFORMATION (UNAUDITED) - Continued

            CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
               CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED)

                                                    Nine months        Year
                                                       ended           ended
                                                   December 31,      March 31,
                                                       1997            1997
                                                   -------------   -------------

 Amount at beginning of period                      $ 9,537,329    $ 16,344,598

 Sales and transfers of oil and gas production,
   net of production costs                             (855,691)     (1,442,617)
 Development costs incurred                              67,200         111,386
 Revisions of previous quantity estimates, net
   of changes in previous estimates of develop-
   ment and production costs and timing revisions    (5,518,632)    (11,855,103)
 Purchase of minerals in place                                -       2,390,684
 Accretion of discount                                  953,733         560,286
 Net changes in prices and production costs            (892,497)        168,571
 Net change in income taxes                              99,198       3,259,524
                                                    -----------    ------------

                                                     (6,146,689)     (6,807,269)
                                                    -----------    ------------

 Amount at end of period                            $ 3,390,640    $  9,537,329
                                                    ===========    ============


NOTE T - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

 Cash, cash equivalents and certificate of deposit: The carrying amounts reported in the balance sheet for cash, cash equivalents and certificate of deposit approximate their fair value.

               United States Exploration, Inc. and Subsidiaries

                     December 31, 1997 and March 31, 1997


NOTE U - SUBSEQUENT EVENT

 On April 10, 1998 the Company entered into a Purchase and Sale Agreement and an Exploration Agreement with Union Pacific Resources Company to acquire certain oil and gas interests owned by them in the Denver-Julesberg Basin in northeast Colorado. The preliminary purchase price, subject to adjustments, is $41,000,000. Financing arrangements are in progress. The Company will make a $4,100,000 nonrefundable earnest money deposit. In connection with the Exploration Agreement, the Company will commit to the drilling of 15 wells during the first 18 months of the Agreement, and will pay, as liquidated damages, $125,000 for each commitment well not drilled. If all commitment wells are drilled, the Company will be entitled to extend the Exploration Agreement for up to five 12-month extension terms, with a 20-well commitment during each such well.