Form 10QSB
period 1998-03-31
UNITED STATES EXPLORATION INC
filed 1998-05-20
CIK 847074

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     March 31, 1998
                                            ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 1-13513

                        UNITED STATES EXPLORATION, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                         84-1120323
            --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1560 Broadway, Suite 1900, Denver, Colorado                     80202
-------------------------------------------                     -----
(Address or principal executive offices)                     (Zip Code)

                                 (303) 863-3550
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class of Stock                        Amount Outstanding
           --------------                        ------------------
   Common Stock, $.0001 par value           8,825,946 shares outstanding
                                                   at May 14, 1998

                         UNITED STATES EXPLORATION, INC.

                                      Index

                                                                                                               Page
                                                                                                               ----
Part I - FINANCIAL INFORMATION

         Item 1.           Financial Statements...........................................................       3
         Item 2.           Management's Discussion and Analysis or Plan of Operation......................      10

Part II - OTHER INFORMATION...............................................................................      15

SIGNATURES................................................................................................      16

EXHIBIT INDEX.............................................................................................      17

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
                                                    -----------     ------------
CURRENT ASSETS
  Cash and cash equivalents                         $15,586,196     $15,988,152
  Accounts receivable                                   418,631         561,016
  Inventory                                              53,576          14,889
  Prepaid expenses and deposits                          21,991          32,267
                                                    -----------     -----------
      Total current assets                           16,080,395      16,596,324

PROPERTY AND EQUIPMENT, AT COST, NET
  Oil and gas property and equipment                  3,308,420       3,390,640
  Natural gas gathering systems                       1,396,172       1,367,266
  Building and other equipment                          376,397         392,644
                                                    -----------     -----------
                                                      5,080,989       5,150,551

OTHER ASSETS
  Land                                                  700,000         700,000
  Natural gas stripping plant                              --            20,000
  Equipment                                                --            10,000
  Pipeline lease, less accumulated amortization
   of $210,502 at March 31, 1998  and
   of $197,871 at December 31, 1997                     496,807         509,437
  Loan costs                                            116,935            --
                                                    -----------     -----------

                                                      1,313,742       1,239,437
                                                    -----------     -----------

    Total assets                                    $22,475,126     $22,986,312
                                                    ===========     ===========



The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES
  Accounts payable                                 $    516,710      $    371,898
  Accrued liabilities                                   126,790            33,266
  Due related parties                                    48,524            62,334
  Dividends payable                                         --            460,200
                                                   ------------      ------------

   Total current liabilities                            692,024           927,698


SHAREHOLDERS' EQUITY
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares
    Issued and outstanding Series C Cumulative
    Convertible-3,820,000 shares at March 31,
    1998 and 3,835,000 at December 31, 1997
    (liquidation preference of $22,920,000)          22,920,000        23,010,000
  Common stock-$.0001 par value
    Authorized-500,000,000 shares
    Issued and outstanding-8,825,946 shares at
    March 31, 1998 and 8,795,400 shares  at
    December 31, 1997                                       883               880
  Capital in excess of par                           12,614,979        12,523,345
  Accumulated deficit                               (13,752,760)      (13,475,611)
                                                   ------------      ------------

    Total shareholders' equity                       21,783,102        22,058,614
                                                   ------------      ------------

Total liabilities and shareholders' equity         $ 22,475,126      $ 22,986,312
                                                   ============      ============




The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      Three Months Ended            Three Months Ended
                                                                          March 1998                    March 1997
                                                                      ------------------            -------------------
REVENUES
  Sale of purchased gas                                               $          377,044            $           203,003
  Sale of Company produced oil and gas                                           367,935                        831,445
  Contracting, drilling and oil field supplies                                    14,501                         75,487
                                                                      ------------------            -------------------
                                                                                 759,480                      1,109,935


COSTS AND EXPENSES
  Gas acquisition costs                                                          194,916                         94,196
  Gathering and transmission costs                                               154,812                         12,615
  Production costs-oil and gas                                                   308,421                        504,880
  Other operating costs                                                           25,164                         57,364
  Depletion, depreciation, and amortization                                      261,264                        462,623
  Provision for impairment of assets                                                 --                         321,397
  General and administrative expenses                                            291,883                        145,639
                                                                      ------------------            -------------------
                                                                               1,236,460                      1,598,714

Earnings (loss) from operations                                                 (476,980)                      (488,779)

OTHER INCOME (EXPENSE)
  Interest income                                                                204,044                        223,845
  Interest expense                                                                   --                            (400)
  Other                                                                           (2,575)                        56,177
                                                                      ------------------            -------------------
                                                                                 201,469                        279,622
                                                                      ------------------            -------------------
           NET LOSS                                                             (275,511)                      (209,157)

Preferred stock dividends attributable to period                                (460,037)                      (480,000)
                                                                      ------------------            -------------------
Net loss applicable to common shareholders                            $         (735,548)           $          (689,157)
                                                                      ==================            ===================

Basic and diluted loss per common share                               $            (0.08)           $             (0.08)
                                                                      ==================            ===================

Weighted average common shares outstanding                                     8,797,775                      8,309,691
                                                                      ==================            ===================

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Three months ended               Three months ended
                                                                                March 31, 1998                   March 31, 1997
                                                                              ------------------               ------------------
CASH FLOWS FROM OPERATIONS
         Net loss                                                                $  (275,511)                     $  (209,157)

         Adjustments to reconcile net earnings (loss) to
         net cash provided by (used in) operating activities:
           Depreciation, depletion and amortization                                  261,264                          462,623
           Provision for impairment of assets                                             --                          321,397
           (Gain) loss on sale of assets                                               4,282                                1
           Decrease (increase) in accounts receivable                                142,385                          405,510
           Decrease (increase) in due from related parties                                --                           41,475
           Decrease (increase) in inventory                                          (38,687)                           8,785
           Decrease (increase) in prepaid expenses                                    10,276                            2,632
           Increase (decrease) in accounts payable
              and accrued expenses                                                   238,336                         (216,475)
           Decrease (increase)  in due to related parties                            (13,810)                          15,215
           Other                                                                          --                          (31,302)
                                                                                 -----------                      -----------
         Net cash provided by operating activities                                   328,535                          800,704

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of certificate of deposit                                               --                       (1,500,000)
         Capital expenditures                                                       (179,366)                              --
         Proceeds from sale of equipment and other assets                             26,010                          116,105
         Acquisition of oil and gas leases                                                --                       (1,481,000)
         Acquisition of companies, net of cash received                                   --                         (674,731)
                                                                                 -----------                      -----------
         Net cash used in investing activities                                      (153,356)                      (3,539,626)

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of note payable to bank                                                --                         (165,000)
         Loan costs related to acquisition financing                                (116,935)                              --
         Dividend paid on preferred stock                                           (460,200)                        (360,000)
         Proceeds from exercise of stock options                                          --                           21,500
                                                                                 -----------                      -----------
         Net cash used in financing activities                                      (577,135)                        (503,500)

Net decrease in cash and cash equivalents                                           (401,956)                      (3,242,422)

Cash and cash equivalents-beginning of period                                     15,988,152                       18,565,460
                                                                                 -----------                      -----------
Cash and cash equivalents-end of period                                          $15,586,196                      $15,323,038
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

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - COMPANY HISTORY AND NATURE OF OPERATIONS

United States Exploration, Inc. (the "Company") was incorporated in 1989. The Company is an independent producer of oil and gas and an operator of gas gathering systems. For both periods presented, the Company's operations were located in southern Kansas and northern Oklahoma. See Note D.

The consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly owned subsidiaries Producers Service Incorporated, Performance Petroleum Co., Pacific Osage, Inc., and United States Gas Gathering Co., Inc. All significant intercompany transactions and balances have been eliminated.

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals, except as described in the following paragraph. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year.

During 1997, the Company changed its fiscal year end from March 31 to December 31, resulting in a transition period of nine months from April 1, 1997 to December 31, 1997. The unaudited statements of operations and cash flows for the three-month period ended March 31, 1997 were derived by subtracting the Company's results for the nine-month period ended December 31, 1996 from the results for the fiscal year ended March 31, 1997. As a result, the statements included in this Report for the quarter ended March 31, 1997 reflect all of the year-end audit adjustments for the fiscal year. Some of these adjustments relate to the whole year rather than to the fiscal quarter. Consequently, comparisons between the results of operations and cash flows of the Company for the quarters ended March 31, 1997 and 1998 may not be meaningful.

NOTE B - FINANCIAL STATEMENTS

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the transition period ended December 31, 1997.

NOTE C - LOSS PER COMMON SHARE

Loss per common share has been computed by dividing net loss, after reduction for preferred stock dividends applicable to the period, by the weighted average number of common shares outstanding during each period presented.

NOTE D - SUBSEQUENT EVENT

         On May 15, 1998, the Company acquired from Union Pacific Resources Company ("UPR"), a subsidiary of Union Pacific Resources Group, Inc., effective January 1, 1998, all of UPR's working interests in producing oil and gas wells in 34 oil and gas fields in the Wattenberg area of the Denver-Julesburg Basin in northeastern Colorado for a cash purchase price of $41 million, subject to adjustments. At the closing of the acquisition, the Company also entered into an Exploration Agreement with UPR giving the Company the right to explore and develop all of UPR's undeveloped acreage in the Wattenberg area, excluding certain acreage already committed to other agreements.

         The producing properties acquired include 336 gross producing wells, which, on the effective date of the acquisition, were producing 5.5 Mmcf. of gas and 640 barrels of oil per day net to UPR's interest. UPR acted as operator of 81 of the producing properties and the Company has taken over those operations.

         The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company must drill 15 commitment wells during the first 18 months and 20 commitment wells during each succeeding 12-month period for up to five 12-month option periods. If the Company does not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period. In addition, the Exploration Agreement requires UPR to transfer to the Company any working interests in wells in the subject area that UPR acquires under existing agreements during the term of the Exploration Agreement. That requirement covers a number of existing wells in which UPR has the right to obtain a working interest or convert an overriding royalty interest into a working interest after payout has been reached and will cover other wells that may be drilled by operators with whom UPR has existing farm-out or similar agreements. The Company will also have the right to take over wells on the UPR lands that are required to be offered to UPR prior to abandonment.

         In the case of minerals owned in fee by UPR, the Company was and will be granted oil and gas leases under the purchase agreement and the Exploration Agreement. In the aggregate, the Company believes that there are over 600 separate drilling, deepening and reworking opportunities on the UPR properties.

         In connection with the acquisition of the UPR properties, the Company entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the "Credit Agreement"). The maximum available borrowings under the Credit Agreement are $35 million, subject to periodic redeterminations of the borrowing base. The Company borrowed $29 million under the Credit Agreement to pay a portion of the purchase price of the UPR properties, and the balance was paid with the Company's existing funds. Principal is repayable in 20 quarterly installments beginning March 31, 2000. Interest is generally payable on a quarterly basis at a rate selected by the Company which is determined by reference to LIBOR or the lender's reference rate plus varying margins. At May 15, 1998, the interest rate was 7.625% per annum. The Credit Agreement prohibits the payment of dividends on Common Stock and prohibits the payment of dividends on the Series C Preferred Stock for periods ending after June 30, 1999. Prior to June 30, 1999, no dividend can be paid on the Series C Preferred Stock if a default under the Credit Agreement exists or would exist after the payment. The Company intends to use additional borrowings under the Credit Agreement to finance development work on the properties acquired and on the properties subject to the Exploration Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion is qualified in its entirety by Note D to the unaudited Financial Statements presented and the Company's Form 8-K filed April 17, 1998. The acquisition of properties from UPR, the operations contemplated by the Exploration Agreement and the borrowings under the Credit Agreement will have a significant impact on the Company. Accordingly, the following discussion of the Company's liquidity, capital resources and results of operations at March 31, 1998 and for the quarter then ended should not be considered indicative of the Company's liquidity, capital resources or results of operations in future periods.

         During 1997, the Company changed its fiscal year end from March 31 to December 31, resulting in a transition period of nine months from April 1, 1997 to December 31, 1997. The unaudited statements of operations and cash flows for the three-month period ended March 31, 1997 were derived by subtracting the Company's results for the nine-month period ended December 31, 1996 from the results for the fiscal year ended March 31, 1997. As a result, the statements included in this Report for the quarter ended March 31, 1997 reflect all of the year-end audit adjustments for the fiscal year. Some of these adjustments relate to the whole year rather than to the fiscal quarter. Consequently, comparisons between the results of operations and cash flows of the Company for the quarters ended March 31, 1997 and 1998 may not be meaningful.

Results of Operations

         Sales of purchased gas for the three months ended March 31, 1998 were $377,044 compared to $203,003 for the three months ended March 31, 1997. Gas acquisition and gas gathering and transportation costs totaled $349,728 for the three months ended March 31, 1998 compared to $106,811 for the three months ended March 31, 1997. Sales of purchased gas net of related direct costs have historically produced a small profit or loss for the Company. The margin between sales of purchased gas ($203,003) and direct acquisition, gathering and transportation costs ($106,811) for the three months ended March 31, 1997 is affected by reclassifications and audit adjustments for the year ended March 31, 1997, which cover more than three months. The Company expects to make a small profit or loss on its gas gathering systems in the future until more purchased gas is acquired for resale. There can be no assurance that additional purchased gas will be available in quantities that will materially affect the results of the Company's operation of its gathering systems.

         Sales of Company produced oil and gas for the three months ended March 31, 1998 were $367,935 compared to $831,445 for the three months ended March 31, 1997. The three months ended March 31, 1997 contained sales from producing oil and gas properties acquired by the Company late in calendar year 1996 and early in calendar year 1997. Decreased production levels and pricing are the main reasons sales of Company produced oil and gas declined.

         Income from contracting, drilling and oil field supplies for the three months ended March 31, 1998 was only $14,501 compared to $75,487 for the three months ended March 31, 1997. This decrease reflects the Company's decision in early 1997 to close its supply store and phase out its oilfield servicing activities. This decision also resulted in a decrease in other operating costs from $57,364 for the three months ended March 31, 1997 to $25,164 for the three months ended March 31, 1998.

         Oil and gas production costs decreased from $504,880 for the three months ended March 31, 1997 to $308,421 for the three months ended March 31, 1998. Most of the additional production costs for the three-month period ended March 31, 1997 relate to producing oil and gas properties acquired late in calendar year 1996 and early in calendar year 1997. The accounting entries made in connection with those acquisitions may have resulted in the concentration of production costs attributable to prior quarters in the quarter ended March 31, 1997. Production costs for the three-month period ended March 31, 1997 are also affected by audit reclassifications and adjustments for the year ended March 31, 1997 which cover more than three months. Production costs for the quarter ended March 31, 1998 reflected the costs of the Company's program to clean up and repair its Oklahoma and Kansas properties. The Company expects production costs for these properties to remain at approximately the same level for the three months ending June 30, 1998 as the Company continues that program.

         Depletion, depreciation and amortization decreased from $462,623 for the three months ended March 31, 1997 to $261,264 for the three months ended March 31, 1998. Most of this decrease is attributable to audit adjustments for the year ended March 31, 1997 based upon the reserve study as of that date. The lower recoverable reserves estimated in that study resulted in additional depletion, depreciation and amortization for the year, all of which was recorded in the final fiscal quarter ended March 31, 1997. Similarly, the decrease in the provision for impairment of assets from $321,397 for the quarter ended March 31, 1997 to zero for the quarter ended March 31, 1998 reflects the write-down of certain assets to estimated net realizable value and the write-off of goodwill from a prior acquisition that were recognized in the 1997 quarter.

         General and administrative expenses were $291,883 for the three months ended March 31, 1998 as compared to $145,369 for the three months ended March 31, 1997. Most of this increase is attributable to increased staffing, although legal and accounting expenses also increased.

         Interest income decreased from $223,845 for the three months ended March 31, 1997 to $204,044 for the three months ended March 31, 1998. The decrease is attributable to a reduced amount of cash, cash equivalents and certificates of deposit available for investment.

         Other income decreased from $56,177 for the three months ended March 31, 1997 to a negative $2,575 for the three months ended March 31, 1998. The Company had no significant items of other income for the three months ended March 31, 1998 and does not expect any such items in the future.

Liquidity and Capital Resources

         The Company's liquidity and capital resources remained relatively unchanged at March 31, 1998 as compared to December 31, 1997. Working capital decreased $280,255 from $15,668,626 at December 31, 1997 to $15,388,371 at March
31, 1998. If the Preferred Stock cash dividend attributable to the quarter ended March 31, 1998 had been declared as of March 31, 1998 and therefore included as a current liability at March 31, 1998, working capital would have decreased an additional $458,400. The Preferred Stock dividend attributable to the quarter ended March 31, 1998 was paid in April 1998. Current assets, including cash, decreased slightly during the quarter, primarily as a result of loan costs incurred, preferred stock dividends paid and increased repair and maintenance costs.

         The Company expects to expend substantial additional amounts to further develop the UPR properties and to conduct drilling on the properties covered by the Exploration Agreement. The Company also expects to continue the repairs to gas gathering systems and workovers of oil and gas wells in the Company's Kansas and Oklahoma assets that commenced in the quarter ended September 30, 1997, which the Company anticipates will continue the balance of the second quarter of 1998. The Company also intends to continue to explore additional acquisitions of producing and non-producing oil and gas properties. The Company intends to use borrowings under the Credit Agreement, working capital and cash from operations to fund such expenditures. The Company believes that these sources will be adequate to fund these increased expenditures.

         Net cash provided by the Company's operating activities was $328,535 for the three months ended March 31, 1998, compared to $800,704 for the three months ended March 31, 1997, primarily as a result of decreases in production levels and pricing.

         During the quarter ended March 31, 1998, 15,000 shares of the Company's Series C Preferred Stock were converted into 30,546 shares of Common Stock in accordance with their terms. Subsequent to March 31, 1998, the Company has received conversion notices from Preferred shareholders wishing to convert 30,000 additional shares of Preferred Stock into 60,580 shares of Common Stock. Conversion of outstanding Preferred Stock will proportionately reduce cash dividends payable during future periods.

         The Company continues efforts to dispose of real estate located near the City of Corpus Christi, Texas. A refinery located on a portion of the real estate is being dismantled and all of the real estate has been listed for sale.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Portions of this Report contain "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's need for working capital, future revenues and results of operations and are identified by words such as "anticipates," "plans," "expects" and "estimates." Factors that could cause actual results to differ materially include, among others, the following:

         Reserve Estimates. The Company's estimates of proved reserves of oil and gas and future net cash flows therefrom are based on various assumptions and, therefore, are inherently imprecise. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may be subject to revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating costs and other factors.

         Reliance on Key Personnel. The Company is dependent upon its executive officers and key employees, particularly Bruce D. Benson, its Chief Executive Officer. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. The Company does not have key person life insurance on any of its officers.

         Management of Growth. The acquisition of the UPR properties resulted in a substantial change in the size and extent of the Company's assets and operations. In order to accommodate this growth, the Company will have to expand its staffing, office space and management information systems. The Company could experience temporary difficulties in the course of assimilating the new properties and managing the growth within the Company. Any such difficulties could adversely affect the Company's business, financial condition or results of operations until resolved.

         Availability of Services and Materials. The Company's expanded operations will require significantly higher levels of third-party services and materials. Such services and materials have at times been scarce and the unavailability of a sufficient number of drilling rigs or other goods or services could impede the Company's ability to achieve its objectives and significantly increase the costs of its operations.

         Increased Debt. The Company's ability to service the debt incurred under the Credit Agreement is in part dependent upon increasing its cash flows from the UPR properties through further development work. Although the Company believes that its cash flows will be sufficient to service the new debt, the higher levels of debt may adversely affect the Company's ability to obtain additional financing for working capital, capital expenditures and other purposes, should it need to do so, or to acquire additional oil and gas properties utilizing new borrowings.

         Oil and Gas Prices and Markets. The Company's revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of foreign governments, international cartels and the United States government. Any significant decline in oil and gas prices would adversely affect the Company's revenues and operating income and could result in a reduction in the estimated proved reserves attributable to the Company's properties, with a resulting decrease in the Company's borrowing ability. In addition, the Company's revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

         Government Regulation. The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations or the failure to obtain regulatory approval for planned increased density drilling on the UPR properties could have a material adverse effect on the Company and its ability to achieve its objectives with respect to the UPR properties.

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

                                   UNITED STATES EXPLORATION, INC.


Date:    May 20, 1998              By:  /s/ Bruce D. Benson
                                        -------------------------------------
                                        Bruce D. Benson, President,
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date:    May 20, 1998              By:  /s/ F. Michael Murphy
                                        -------------------------------------
                                        F. Michael Murphy, Vice President,
                                        Secretary and Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit
Number              Item                                              Page No.


 27.1               Financial Data Schedule                             18