Form 10QSB
period 1998-06-30
UNITED STATES EXPLORATION INC
filed 1998-08-19
CIK 847074

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       June 30, 1998
                                                 --------------------------

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 1-13513

                         UNITED STATES EXPLORATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                  84-1120323
            --------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

1560 Broadway, Suite 1900, Denver, Colorado             80202
-------------------------------------------          ----------
(Address or principal executive offices)             (Zip Code)

                                 (303) 863-3550
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                             ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class of Stock                                Amount Outstanding
         --------------                                ------------------
  Common Stock, $.0001 par value                  15,043,000 shares outstanding
                                                       at August 17, 1998

                         UNITED STATES EXPLORATION, INC.

                                      Index

                                                                                              Page
                                                                                              ----
Part I - FINANCIAL INFORMATION

         Item 1.           Financial Statements..............................................    3
         Item 2.           Management's Discussion and Analysis or Plan of Operation.........   10

Part II - OTHER INFORMATION..................................................................   14

SIGNATURES...................................................................................   15

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS


                                                          JUNE 30,       DECEMBER 31,
                                                            1998             1997
                                                         -----------     ------------
CURRENT ASSETS
       Cash and cash equivalents                         $ 1,635,921     $15,988,152
       Accounts receivable                                 1,285,584         561,016
       Inventory                                              12,653          14,889
       Prepaid expenses and deposits                         109,028          32,267
                                                         -----------     -----------

           Total current assets                            3,043,186      16,596,324

PROPERTY AND EQUIPMENT, AT COST, NET
       Oil and gas property and equipment                 43,769,359       3,390,640
       Natural gas gathering systems                       1,408,278       1,367,266
       Building and other equipment                          505,632         392,644
                                                         -----------     -----------
                                                          45,683,269       5,150,551

OTHER ASSETS
       Land held for resale                                  700,000         700,000
       Natural gas stripping plant                                --          20,000
       Equipment                                                  --          10,000
       Pipeline lease, less accumulated amortization
         of $223,132 at June 30, 1998 and
         of $197,871 at December 31, 1997                    484,176         509,437
       Loan costs, less accumulated amortization
            of $8,356 at June 30, 1998                       434,526              --
                                                         -----------     -----------

                                                           1,763,702       1,239,437
                                                         -----------     -----------

       Total assets                                      $50,345,157     $22,986,312
                                                         ===========     ===========

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                    $    981,662      $    371,898
       Accrued liabilities                                      329,213            33,266
       Due related parties                                       60,767            62,334
       Dividends payable                                             --           460,200
                                                           ------------      ------------

         Total current liabilities                            1,371,642           927,698

NON CURRENT LIABILITIES
         Due bank under credit facility                      29,000,000                --

STOCKHOLDERS' EQUITY
       Preferred Stock - $.01 par value
         Authorized - 100,000,000 shares
         Issued and outstanding Series C Cumulative
         Convertible - 711,763 shares at June 30,
         1998 and 3,835,000 at December 31, 1997
         (liquidation preference of $4,270,578)               4,270,578        23,010,000
       Common Stock - $.0001 par value
         Authorized - 500,000,000 shares
         Issued and outstanding - 15,043,000 shares at
         June 30, 1998 and 8,795,400 shares at
         December 31, 1997                                        1,504               880
       Capital in excess of par                              31,265,515        12,523,345
       Accumulated deficit                                  (15,564,082)      (13,475,611)
                                                           ------------      ------------

         Total stockholders' equity                          19,973,515        22,058,614
                                                           ------------      ------------

Total liabilities and stockholders' equity                 $ 50,345,157      $ 22,986,312
                                                           ============      ============

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                         Three Months       Three Months     Six Months       Six Months
                                            Ended              Ended           Ended             Ended
                                         June 30, 1998     June 30, 1997    June 30, 1998    June 30, 1997
REVENUES
     Sale of purchased gas                $   222,544      $   306,080      $   599,588      $   509,083
     Sale of Company produced oil             903,704          720,486        1,271,639        1,551,931
       and gas
     Contracting, drilling and oil              3,750           72,247           18,251          147,734
                                          -----------      -----------      -----------      -----------
       field supplies
                                            1,129,998        1,098,813        1,889,478        2,208,748

COSTS AND EXPENSES
     Gas acquisition costs                    123,248          218,876          318,164          313,072
     Gathering and transmission costs         147,722          145,207          302,534          157,822
     Production costs - oil and gas           489,672          255,508          798,093          760,388
     Other operating costs                     49,247          104,040           74,411          161,404
     Depletion, depreciation, and             419,658          291,410          680,922          754,033
       amortization
     Provision for impairment of              145,000               --          145,000          321,397
assets
     General and administrative
       expenses                               451,892          155,108          743,775          300,747
                                          -----------      -----------      -----------      -----------
                                            1,826,439        1,170,149        3,062,899        2,768,863
                                          -----------      -----------      -----------      -----------
     Loss from operations                    (696,441)         (71,336)      (1,173,421)        (560,115)

OTHER INCOME (EXPENSE)
     Interest income                           87,925          233,282          291,969          457,127
     Interest expense                        (282,552)            (321)        (282,552)            (721)
     Other                                     (5,317)           6,008           (7,892)          62,185
                                          -----------      -----------      -----------      -----------
                                             (199,944)         238,969            1,525          518,591
                                          -----------      -----------      -----------      -----------
         NET INCOME (LOSS)                   (896,385)         167,633       (1,171,896)         (41,524)

Preferred Stock dividends
attributable to period                       (456,536)        (480,000)        (916,573)        (960,000)
                                          -----------      -----------      -----------      -----------

Net loss applicable to common
shareholders                              $(1,352,921)     $  (312,367)     $(2,088,469)     $(1,001,524)
                                          ===========      ===========      ===========      ===========

Basic and diluted loss per common
share                                     $     (0.15)     $     (0.04)     $     (0.24)     $     (0.12)
                                          ===========      ===========      ===========      ===========

Weighted average common shares
outstanding                                 8,857,900        8,312,358        8,828,004        8,312,358
                                          ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six months ended  Six months ended
                                                                 June 30, 1998      June 30, 1997
CASH FLOWS FROM OPERATIONS

       Net loss                                                 $ (1,171,896)     $    (41,524)
       Adjustments to reconcile net earnings (loss) to
       net cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                    680,922           754,033
         Provision for impairment of assets                          145,000           371,397
         Gain on sale of assets                                       10,249                 1
         Decrease (increase) in accounts receivable                 (724,568)          487,159
         Decrease in due from related parties                             --            45,775
         Decrease in inventory                                         2,236            14,700
         Increase in prepaid expenses                                (76,761)          (32,794)
         Increase (decrease) in accounts payable
           and accrued expenses                                      905,720          (345,446)
         Increase (decrease) in due to related parties                (1,577)           32,015
         Other                                                         3,369           (20,725)
                                                                ------------      ------------

       Net cash provided by (used in) operating activities          (227,306)        1,264,591

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of certificate of deposit                                 --        (1,500,000)
       Capital expenditures                                         (807,502)               --
       Proceeds from sale of equipment                                58,065           110,289
       Acquisition of oil and gas leases                         (40,555,833)       (1,481,000)
       Acquisition of companies, net of cash received                     --          (674,731)
                                                                ------------      ------------

       Net cash used in investing activities                     (41,305,270)       (3,545,442)

CASH FLOWS FROM FINANCING ACTIVITIES
       Repayment of note payable to bank                                  --          (165,000)
       Proceeds from debt                                         29,000,000                --
       Loan costs related to acquisition financing                  (442,882)               --
       Dividend paid on Preferred Stock                           (1,376,773)         (840,000)
       Proceeds from exercise of stock options                            --            21,500
                                                                ------------      ------------

       Net cash provided by financing activities                  27,180,345          (983,500)

Net decrease in cash and cash equivalents                        (14,352,231)       (3,264,351)

Cash and cash equivalents-beginning of period                     15,988,152        18,565,460
                                                                ------------      ------------

Cash and cash equivalents-end of period                         $  1,635,921      $ 15,301,109
                                                                ============      ============

The accompanying notes are an integral part of these statements.

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - COMPANY HISTORY AND NATURE OF OPERATIONS

United States Exploration, Inc. (the "Company") was incorporated in 1989. The Company is an independent producer of oil and gas and an operator of gas gathering systems. The Company's operations are located in southern Kansas, northern Oklahoma and, from May 15, 1998, in Colorado. See Note D.

The consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly owned subsidiaries Producers Service Incorporated, Performance Petroleum Co., Pacific Osage, Inc., and United States Gas Gathering Co., Inc. All significant intercompany transactions and balances have been eliminated.

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals, except as described in the following paragraph. The results of operations for the three months ended June 30, 1998 and the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year. The unaudited results of operation for the three month period ended June 30, 1998 and the unaudited results of operation and cash flows for the six months ended June 30, 1998 include the Colorado properties acquired from Union Pacific Resources Company, a subsidiary of Union Pacific Resources Group, Inc. ("UPR"), from May 15, 1998, the closing date of the UPR transaction.

 During 1997, the Company changed its fiscal year end from March 31 to December 31, resulting in a transition period of nine months from April 1, 1997 to December 31, 1997. The unaudited statements of operations and cash flows for the six-month period ended June 30, 1997 include the quarter ended March 31, 1997 and the results for the quarter ended March 31, 1997 were derived by subtracting the Company's results for the nine-month period ended December 31, 1996 from the results for the fiscal year ended March 31, 1997. As a result, the statements included in this Report which include the unaudited statement of operations and cash flows for the six months ended June 30, 1997 reflect all of the year-end audit adjustments for the fiscal year. Some of these adjustments relate to the whole year rather than to the fiscal quarter. Consequently, comparisons between the results of operations and cash flows of the Company for the six months ended June 30, 1997 and 1998 may not be meaningful.

NOTE B - FINANCIAL STATEMENTS

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the transition period ended December 31, 1997 and also in conjunction with the audited and unaudited financial statements included in the Amendment to the Form 8-K filed in connection with the acquisition of the Colorado properties from UPR.

NOTE C - LOSS PER COMMON SHARE

Loss per common share has been computed by dividing net loss, after reduction for Preferred Stock dividends applicable to the period, by the weighted average number of shares of Common Stock outstanding during each period presented. The computation of weighted average shares of Common Stock outstanding for the three months ended June 30, 1998 and for the six months ended June 30, 1998 does not include the large number of shares of Preferred Stock converted to shares of Common Stock on June 30, 1998.

NOTE D - ACQUISITION OF PROPERTIES

On May 15, 1998, the Company acquired from UPR, effective January 1, 1998, all of UPR's working interests in producing oil and gas wells in 34 oil and gas fields in the Wattenberg area of the Denver- Julesburg Basin in northeastern Colorado for a cash purchase price of $41 million, subject to adjustments. UPR's calculation of the adjustment, which will result in a reduction of the purchase price was due August 17, 1998 and the Company will have 90 days to review the calculation. The information provided with the calculation will include financial information concerning UPR for the second quarter of 1998. The Company has not yet made an estimate of the amount of the purchase price adjustment. At the closing of the acquisition, the Company also entered into an Exploration Agreement with UPR giving the Company the right to explore and develop all of UPR's undeveloped acreage in the area, excluding certain acreage already committed to other agreements.

The producing properties acquired include 336 gross producing wells, which, on the effective date of the acquisition, were producing 5.5 Mmcf. of gas and 640 barrels of oil per day net to UPR's interest. UPR acted as operator of 81 of the producing properties and the Company has taken over those operations.

The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company must drill 15 commitment wells during the first 18 months and 20 commitment wells during each succeeding 12-month period for up to five 12-month option periods. If the Company does not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period. In addition, the Exploration Agreement requires UPR to transfer to the Company any working interests in wells in the subject area that UPR acquires under existing agreements during the term of the Exploration Agreement. That requirement covers some existing wells in which UPR has the right to obtain a working interest or convert an overriding royalty interest into a working interest after payout has been reached and will cover other wells that may be drilled by operators with whom UPR has existing farm-out or similar agreements. The Company also has the right to take over wells on the UPR lands that are required to be offered to UPR prior to abandonment.

In the case of minerals owned in fee by UPR, the Company was and will be granted oil and gas leases under the purchase agreement and the Exploration Agreement.

In connection with the acquisition of the UPR properties, the Company entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the "Credit Agreement"). The maximum available borrowings under the Credit Agreement are $35 million, subject to periodic redeterminations of the borrowing base. The Company borrowed $29 million under the Credit Agreement to pay a portion of the purchase price of the UPR properties, and the balance was paid with the Company's existing funds. Principal is repayable in 20 quarterly installments beginning March 31, 2000. Interest is generally payable on a quarterly basis at a rate selected by the Company which is determined by reference to LIBOR or the lender's reference rate plus varying margins. At August 15, 1998, the interest rate is 7.5625% per annum. The Credit Agreement prohibits the payment of dividends on Common Stock and prohibits the payment of dividends on the Series C Preferred Stock for periods ending after June 30, 1999. Prior to June 30, 1999, no dividend can be paid on the Series C Preferred Stock if a default under the Credit Agreement exists or would exist after the payment. The Company intends to use additional borrowings under the Credit Agreement to finance development work on the properties acquired and on the properties subject to the Exploration Agreement.

NOTE E - SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

Effective as of June 30, 1998, holders of 3,279,834 shares of Series C Cumulative Convertible Preferred Stock agreed to convert their stock to Common Stock. At June 30, 1998, the financial statements reflect 6,156,474 shares of Common Stock having been issued pursuant to this voluntary arrangement, representing the Series C Preferred Stock certificates which have been sent to the transfer agent for conversion. An additional 403,194 shares of Common Stock will be issued when the Company receives the 201,597 shares of Series C Preferred Stock which holders of such have agreed in writing to convert. Holders of Series C Preferred Stock were paid the quarterly cash dividend on June 30, 1998.

NOTE F - IMPAIRMENT OF LAND HELD FOR RESALE

During the three months ended June 30, 1998, the Company completed the dismantling of the refinery previously located on a portion of the real estate located near Corpus Christi, Texas. The dismantling costs incurred were $145,000. Based upon recent discussions with the listing agent, the net realizable value of the real estate is estimated at $700,000; therefore, the Company decided to create an additional impairment of $145,000 for the dismantling costs incurred to write down the asset to its net realizable value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       This discussion is qualified in its entirety by Note D to the unaudited Financial Statements presented and the Company's Form 8-K filed April 17, 1998 and amended on July 29, 1998. The acquisition of the Colorado properties from UPR, the operations contemplated by the Exploration Agreement and the borrowings under the Credit Agreement will have a significant impact on the Company. Accordingly, the following discussion of the Company's liquidity, capital resources and results of operations at June 30, 1998 and for the quarter and six months then ended should not be considered indicative of the Company's liquidity, capital resources or results of operations in future periods.

       During 1997, the Company changed its fiscal year end from March 31 to December 31, resulting in a transition period of nine months from April 1, 1997 to December 31, 1997. The unaudited statements of operations and cash flows for the six-month period ended June 30, 1997 include the quarter ended March 31, 1997 and the results of operation for the quarter ended March 31, 1997 were derived by subtracting the Company's results for the nine-month period ended December 31, 1996 from the results for the fiscal year ended March 31, 1997. As a result, the statements included in this Report which include the unaudited statements of operations for the six months ended June 30, 1997 reflect all of the year-end audit adjustments for the fiscal year. Some of these adjustments relate to the whole year rather than to the fiscal quarter. Consequently, comparisons between the results of operations and cash flows of the Company for the six months ended June 30, 1997 and 1998 may not be meaningful.

Results of Operations -- Three Month Period ended June 30, 1998

       Sales of purchased gas for the three months ended June 30, 1998 were $222,544 compared to $306,080 for the three months ended June 30, 1997. Gas acquisition and gas gathering and transportation costs totaled $270,970 for the three months ended June 30, 1998 compared to $364,083 for the three months ended June 30, 1997. Sales of purchased gas net of related direct costs have historically produced a small profit or loss for the Company. The Company expects to make a small profit or loss on its gas gathering systems in the future until more purchased gas is acquired for resale. There can be no assurance that additional purchased gas will be available in quantities that will materially affect the results of the Company's operation of its gathering systems. The Company's gathering system in Southeast Kansas was shut in during June, 1998 and remains inactive. The reason for the shut-in was that the average heating value of the gas moving through the gathering system was too low. Efforts to reestablish gas deliveries through this gathering system continue.

       Sales of Company produced oil and gas for the three months ended June 30, 1998 were $903,704 compared to $720,486 for the three months ended March 31, 1997. The three months ended June 30, 1998 include sales of oil and gas from the Colorado properties in an approximate amount of $592,000 for the period May 16, 1998 through June 30, 1998. Decreased production levels and pricing are the main reasons sales of Company produced oil and gas from the Kansas and Oklahoma properties declined.

       Income from contracting, drilling and oil field supplies for the three months ended June 30, 1998 was only $3,750 compared to $72,247 for the three months ended June 30, 1997. This decrease reflects the Company's decision in early 1997 to close its supply store and phase out its oilfield servicing business. The results for the three months ended June 30, 1998 reflect only miscellaneous fees.

       Oil and gas production costs increased to $489,672 for the three months ended June 30, 1998 from $255,508 for the three months ended June 30, 1997. Production costs for the three-month period ended June 30, 1998 include approximately $203,000 for production costs for the Colorado properties for the period May 16, 1998 through June 30, 1998.

       Depletion, depreciation and amortization increased to $419,658 for the three months ended June 30, 1998 from $291,410 for the three months ended June 30, 1997. This increase is attributable to the addition of the cost of the Colorado properties to oil and gas property and equipment. The Company's oil and gas property and equipment is depreciated, depleted and amortized using the full cost method of accounting.

       The Company provided a provision for impairment of assets during the three months ended June 30, 1998 (see Note F). The impairment reflects the dismantling costs for a former refinery located on a portion of the land held for resale.

       General and administrative expenses were $451,892 for the three months ended June 30, 1998 as compared to $155,108 for the three months ended June 30, 1997. Most of this increase is attributable to increased staffing and related costs incident to the expansion of the Company's operations.

       Interest income decreased from $233,282 for the three months ended June 30, 1997 to $87,925 for the three months ended June 30, 1998. The decrease is attributable to a reduced amount of cash, cash equivalents and certificates of deposit available for investment. Approximately $11,000,000 of the Company's cash and cash equivalents were used to pay UPR for the Colorado properties.

       Interest expense increased to $282,552 for the three months ended June 30, 1998 from $321 for the three months ended June 30, 1997. This increase is attributable to the $29,000,000 borrowed in connection with the Colorado properties acquisition.

Results of Operations - Six Month Period ended June 30, 1998

         Sales of purchased gas for the six months ended June 30, 1998 were $599,588 compared to $509,083 for the six months ended June 30, 1997. Gas acquisition costs and gas gathering and transportation costs were $318,164 and $302,534 respectively, for a total of $620,698 for the six months ended June 30, 1998 compared to $313,072 and $157,822, respectively, for a total of $470,894 for the six months ended June 30, 1997. Sales for the six months ended June 30, 1997 were affected by reclassification and audit adjustments for the year ended March 31, 1997, which cover more than three months. Sales of purchased gas net of related direct costs have historically produced a small profit or loss for the Company. The Company expects to make a small profit or loss on its gas gathering systems in the future until more purchased gas is acquired for resale. There can be no assurance that additional purchased gas will be available in quantities that will materially affect the results of the Company's operation of its gathering systems. The Company's gathering system in Southeast Kansas was shut in during June, 1998 and remains inactive. The reason for the shut-in was that the average heating value of the gas moving through the gathering system was too low. Efforts to reestablish gas deliveries through this gathering system continue.

         Sales of Company produced oil and gas for the six months ended June 30, 1998 were $1,271,639 compared to $1,551,931 for the six months ended March 31, 1997. The six months ended June 30, 1998 include sales of oil and gas from the Colorado properties in an approximate amount of $592,000 for the period May 16, 1998 through June 30, 1998. Decreased production levels and pricing are the main reasons sales of Company produced oil and gas from the Kansas and Oklahoma properties declined during the six month period ended June 30, 1998. Sales for the six month period ended June 30, 1997 include sales from producing oil and gas properties acquired in late calendar year 1996 and early in calendar year 1997.

         Income from contracting, drilling and oil field supplies for the six months ended June 30, 1998 was only $18,251 compared to $147,734 for the six months ended June 30, 1997. This decrease reflects the Company's decision in early 1997 to close its supply store and phase out its oilfield servicing business. The results for the six months ended June 30, 1998 reflect only miscellaneous fees.

         Oil and gas production costs increased to $798,093 for the six months ended June 30, 1998 from $760,388 for the six months ended June 30, 1997. Production costs for the six-month period ended June 30, 1998 include approximately $203,000 for production costs for the Colorado properties for the period May 16, 1998 through June 30, 1998. Operating costs have decreased in the six month period ended June 30, 1998 except for the additional costs attributable to the Colorado properties.

         Depletion, depreciation and amortization decreased to $680,922 for the six months ended June 30, 1998 from $754,033 for the six months ended June 30, 1997. Most of this decrease is attributable to audit adjustments for the year ended March 31, 1997 based upon the reserve study as of that date. The lower recoverable reserves estimated in that study resulted in additional depletion, depreciation and amortization for the year, all of which was recorded in the final fiscal quarter ended March 31, 1997. The Company's oil and gas property and equipment is depreciated, depleted and amortized using the full cost method of accounting.

         The Company provided a provision for impairment of assets during the six months ended June 30, 1998 (see Note F). The impairment reflects the dismantling costs for a former refinery located on a portion of the land held for resale. In addition, the Company recorded a provision for impairment of assets during the three months ended March 31, 1997 in the amount of $321,397, to reflect the write-down of certain assets to estimated net realizable value and the write-off of goodwill from a prior acquisition that were recognized in the quarter ended March 31, 1997.

         General and administrative expenses were $743,775 for the six months ended June 30, 1998 as compared to $300,747 for the six months ended June 30, 1997. Most of this increase is attributable to increased staffing and related costs incident to the expansion of the Company's operations.

         Interest income decreased from $457,127 for the six months ended June 30, 1997 to $291,969 for the six months ended June 30, 1998. The decrease is attributable to a reduced amount of cash, cash equivalents and certificates of deposit available for investment. Approximately $11,000,000 of the Company's cash and cash equivalents were used to pay UPR for the Colorado properties.

         Interest expense increased to $282,552 for the six months ended June 30, 1998 from $721 for the six months ended June 30, 1997. This increase is attributable to the $29,000,000 borrowed in connection with the Colorado properties acquisition.

Liquidity and Capital Resources

       The Company's liquidity and capital resources have substantially changed since December 31, 1998. The acquisition from UPR of the Colorado properties has reduced cash, increased long term debt, increased accounts receivable, accounts payable, and accrued liabilities as they relate to oil and gas sales and production costs, increased oil and gas property and equipment and increased loan costs which are being amortized over the life of the loan. All significant changes in these above described accounts relate to the acquisition from UPR of the Colorado properties except that the payment during the three months ended June 30, 1998 of Preferred Stock dividends also decreased cash approximately $1,376,000.

       The Company expects to expend substantial additional amounts to further develop the UPR properties and to conduct drilling on the properties covered by the Exploration Agreement. With the exception of one gathering system in Oklahoma which is 50% owned, the Company has substantially completed the repairs to gas gathering systems and workovers of oil and gas wells in the Company's Kansas and Oklahoma assets that commenced in the quarter ended September 30, 1997. The Company intends to use borrowings under the Credit Agreement, working capital and cash from operations to fund such expenditures. The Company believes that these sources will be adequate to fund these increased expenditures. The Company also intends to continue to explore additional acquisitions of producing and non-producing oil and gas properties that have exploration and development potential. There can be no assurance that such activities will result in any acquisition.

       Prior to the end of the quarter ended June 30, 1998, 3,108,237 shares of the Company's Series C Preferred Stock were converted into 6,217,054 shares of Common Stock in accordance with their terms. This includes 3,078,237 shares of Series C Preferred Stock which were voluntarily converted as of June 30, 1998 The Company has received agreements from holders of an additional 201,597 shares of its Series C Preferred Stock who wish to voluntarily convert their shares into 403,194 shares of Common Stock as of June 30, 1998.

       The Company continues efforts to dispose of real estate located near the Corpus Christi, Texas. A refinery located on a portion of the real estate has been dismantled and all of the real estate has been listed for sale. See Note F.

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

       Management of Growth. The acquisition of the UPR properties resulted in a substantial change in the size and extent of the Company's assets and operations. In order to accommodate this growth, the Company is expanding its staffing, office space and management information systems. The Company could experience temporary difficulties in the course of assimilating the new properties and managing the growth within the Company. Any such difficulties could adversely affect the Company's business, financial condition or results of operations until resolved.

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

                           PART II. OTHER INFORMATION

Item 2.    Changes in Securities.

         The Credit Agreement referenced in Note D to the Financial Statements prohibits the payment of dividends on Common Stock and prohibits the payment of dividends on the Series C Preferred Stock for periods ending after June 30, 1999. Prior to June 30, 1999, no dividend can be paid on the Series C Preferred Stock if a default under the Credit Agreement exists or would exist after the payment.

Item 4.    Submission of Matters to a Vote of Security Holders.

         At the June 29, 1998 Annual Meeting of Shareholders, the following matters were voted on and the votes received were as follows:

       Proposition 1 - Election of Directors

       Bruce D. Benson           FOR 6,289,478       WITHHOLD AUTHORITY  0         ABSTAIN 10,500
       Thomas N. Gamel           FOR 6,289,478       WITHHOLD AUTHORITY  0         ABSTAIN 10,500
       Richard L. Robinson       FOR 6,288,478       WITHHOLD AUTHORITY 1,000      ABSTAIN 10,500
       Robert J. Malone          FOR 6,289,478       WITHHOLD AUTHORITY  0         ABSTAIN 10,500

       Proposition 2 - Ratification of appointment of Ernst &Young LLP as the Company's auditors.

                        FOR 6,238,723    AGAINST        56,755    ABSTAIN 4,500

       There were no broker non-votes.

Item 5.    Other Information.

         Shareholders who wish to independently solicit proxies for the 1999 Annual Meeting must notify the Company of their intention no later than April 16, 1999.

Item 6.    Exhibits and Reports on Form 8-K.

           A.     Exhibits:

              None.

           B.     Reports on Form 8-K:

              Form 8-K dated May 15, 1998, as amended by Form 8-K/A filed July 29, 1998 - Item 2, Acquisition or Disposition of Assets.

              Form 8-K dated May 19, 1998, as amended by Form 8-K/A filed June 19, 1998 - Item 4, Changes in Registrant's Certifying Accountants.

              Form 8-K dated April 10, 1998 - Item 5, Other Events.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED STATES EXPLORATION, INC.


Date: August 19, 1998                    By:  /s/ Bruce D. Benson
     -----------------------------            ----------------------------------
                                              Bruce D. Benson, President,
                                              Chief Executive Officer and
                                              Chairman of the Board
                                              (Principal Executive Officer)


Date: August 19, 1998                    By:  /s/ F. Michael Murphy
     -----------------------------            ----------------------------------
                                              F. Michael Murphy, Vice President,
                                              Secretary and Chief Financial
                                              Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number               Item                                             Page No.
-------              ----                                             --------
27.1                 Financial Data Schedules                           17