Form 10QSB
period 1998-09-30
UNITED STATES EXPLORATION INC
filed 1998-11-23
CIK 847074

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                              ---------------------

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 1-13513

                         UNITED STATES EXPLORATION, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                        84-1120323
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1560 Broadway, Suite 1900, Denver, Colorado                    80202
-------------------------------------------                    -----
(Address or principal executive offices)                     (Zip Code)

                                 (303) 863-3550
                ------------------------------------------------
                (Issuer's telephone number, including area code)

              (Former name, former address and former fiscal year,
--------------------------------------------------------------------------------
                          if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  XX    No
    ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class of Stock                            Amount Outstanding
         --------------                            ------------------
 Common Stock, $.0001 par value              15,480,192 shares outstanding
                                                  at November 20, 1998

                         UNITED STATES EXPLORATION, INC.

                                      Index

                                                                                                Page
                                                                                                ----
Part I - FINANCIAL INFORMATION

         Item 1.           Financial Statements...............................................   3
         Item 2.           Management's Discussion and Analysis or Plan of Operation..........   11

Part II - OTHER INFORMATION...................................................................   21

SIGNATURES....................................................................................   23

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       September 30,   December 31,
                                                            1998           1997
                                                         (Unaudited)
CURRENT ASSETS
       Cash and cash equivalents                       $     327,143   $  15,988,152
       Accounts receivable                                 3,513,660         561,016
       Due from related parties                                4,761              --
       Inventory                                              12,785          14,889
       Prepaid expenses and deposits                         187,170          32,267
                                                       -------------   -------------

           Total current assets                            4,045,519      16,596,324

PROPERTY AND EQUIPMENT, AT COST, NET
       Oil and gas property and equipment                 41,888,966       3,390,640
       Natural gas gathering systems                       1,365,004       1,367,266
       Building and other equipment                          521,263         392,645
                                                       -------------   -------------
                                                          43,775,233       5,150,551

OTHER ASSETS
       Land held for resale                                  700,000         700,000
       Natural gas stripping plant                                --          20,000
       Equipment                                                  --          10,000
       Pipeline lease, less accumulated amortization
         of $235,763 at September 30, 1998 and
         of $197,871 at December 31, 1997                    475,076         509,437
       Loan costs, less accumulated amortization
         of $26,773 at September 30, 1998                    446,219              --
                                                       -------------   -------------

                                                           1,621,295       1,239,437
                                                       -------------   -------------

       Total assets                                    $  49,442,047   $  22,986,312
                                                       =============   =============

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES                                        September 30,      December 31,
                                                               1998               1997
                                                            (Unaudited)
       Accounts payable                                    $   1,496,111      $    371,888
       Accrued liabilities                                       416,188            33,266
       Due related parties                                        70,059            62,344
       Dividends payable                                              --           460,200
       Due bank under credit facility (Note G)                29,000,000                --
                                                           -------------      ------------

         Total current liabilities                            30,982,358           927,698


STOCKHOLDERS' EQUITY
       Preferred Stock - $.01 par value
         Authorized - 100,000,000 shares
         Issued and outstanding Series C Cumulative
         Convertible - 573,166 shares at September 30,
         1998 and 3,835,000 at December 31, 1997
         (liquidation preference of $3,507,776)                3,438,996        23,010,000
       Common Stock - $.0001 par value
         Authorized - 500,000,000 shares
         Issued and outstanding - 15,320,194 shares at
         September 30, 1998 and 8,795,400 shares at
         December 31, 1997                                         1,532               880
       Capital in excess of par                               32,097,069        12,523,345
       Accumulated deficit                                   (17,077,908)      (13,475,611)
                                                           -------------      ------------

         Total stockholders' equity                           18,459,689        22,058,614
                                                           -------------      ------------

Total liabilities and stockholders' equity                 $  49,442,047      $ 22,986,312
                                                           =============      ============

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                         Three Months     Three Months     Nine Months       Nine Months
                                            Ended             Ended           Ended             Ended
                                         September 30,    September 30,    September 30,     September 30,
                                             1998             1997             1998             1997
REVENUES
     Sale of purchased gas                $    53,315      $   291,419      $   661,905      $   800,502
     Sale of company produced oil
       and gas                              1,209,055          622,053        2,471,693        2,173,984
     Contracting, drilling and oil
       field supplies                          16,155           29,486           34,406          177,220
                                          -----------      -----------      -----------      -----------
                                            1,278,525          942,958        3,168,004        3,151,706

COSTS AND EXPENSES
     Gas acquisition costs                     17,704          198,308          335,868          511,380
     Gathering and transmission costs         130,526          175,571          433,060          333,393
     Production costs - oil and gas           709,261          322,124        1,507,354        1,082,512
     Other operating costs                     64,331           80,410          138,742          241,814
     Depletion, depreciation, and             573,184          230,622        1,254,106          984,655
       amortization
     Provision for impairment of                   --        1,276,008          145,000        1,597,405
       assets
     General and administrative
       expenses                               741,732          349,648        1,485,507          650,395
                                          -----------      -----------      -----------      -----------
                                            2,236,738        2,632,691        5,299,637        5,401,554
                                          -----------      -----------      -----------      -----------
     Loss from operations                    (958,213)      (1,689,733)      (2,131,633)      (2,249,848)

OTHER INCOME (EXPENSE)
     Interest income                            9,126          226,706          301,095          683,833
     Interest expense                        (570,649)            (258)        (853,201)            (979)
     Other                                      5,908            5,308           (1,985)          67,493
                                          -----------      -----------      -----------      -----------
                                             (555,615)         231,756         (554,091)         750,347
                                          -----------      -----------      -----------      -----------
       NET LOSS                            (1,513,828)      (1,457,977)      (2,685,724)      (1,499,501)

Preferred Stock dividends
attributable to period                        (68,780)        (480,000)        (985,353)      (1,440,000)
                                          -----------      -----------      -----------      -----------

Net loss applicable to common
stockholders                              $(1,582,608)     $(1,937,977)     $(3,671,077)     $(2,939,501)
                                          ===========      ===========      ===========      ===========

Basic and diluted loss per common
share                                     $     (0.10)     $     (0.23)     $     (0.33)     $     (0.35)
                                          ===========      ===========      ===========      ===========

Weighted average common shares
outstanding                                15,320,194        8,373,966       11,015,848        8,353,541
                                          ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Nine months ended     Nine months ended
                                                             September 30, 1998    September 30, 1997
CASH FLOWS FROM OPERATIONS

       Net loss                                                 $ (2,685,724)        $ (1,499,501)

       Adjustments to reconcile net earnings (loss) to
       net cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                  1,254,106              984,655
         Provision for impairment of assets                          145,000            1,597,405
         Loss on sale of assets                                        8,716               19,852
         Decrease (increase) in accounts receivable               (2,952,644)             433,340
         Decrease (increase) in due from related parties              (4,761)              45,775
         Decrease in inventory                                         2,104              146,297
         Increase in prepaid expenses                               (154,903)             (22,756)
         Increase (decrease) in accounts payable
           and accrued expenses                                    1,507,145             (384,026)
         Increase in due to related parties                            7,715               54,658
         Stock issued as compensation                                     --               80,750
         Provision for doubtful accounts                                  --               22,389
         Other                                                         1,997              (31,302)
                                                                ------------         ------------

       Net cash provided by (used in) operating activities        (2,871,249)           1,447,536

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of certificate of deposit                                 --           (1,500,000)
       Capital expenditures                                       (1,485,795)            (146,605)
       Proceeds from sale of equipment                                43,065              256,629
       Acquisition of oil and gas leases                         (38,497,265)          (1,481,000)
       Acquisition of companies, net of cash received                     --             (674,731)
                                                                ------------         ------------

       Net cash used in investing activities                     (39,939,995)          (3,545,707)

CASH FLOWS FROM FINANCING ACTIVITIES
       Repayment of note payable to bank                                  --             (165,000)
       Proceeds from debt                                         29,000,000                   --
       Loan costs related to acquisition financing                  (472,992)                  --
       Dividend paid on Preferred Stock                           (1,376,773)          (1,320,000)
       Proceeds from exercise of stock options                            --              100,500
                                                                ------------         ------------

       Net cash provided by financing activities                  27,150,235           (1,384,500)

Net increase (decrease) in cash and cash equivalents             (15,661,009)          (3,482,671)

Cash and cash equivalents-beginning of period                     15,988,152           18,565,460
                                                                ------------         ------------

Cash and cash equivalents-end of period                         $    327,143         $ 15,082,789
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

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals, except as described in the following paragraph. The results of operations for the three months ended September 30, 1998 and the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year. The unaudited results of operation and cash flows for the nine months ended September 30, 1998 include the Colorado properties acquired from Union Pacific Resources Company, a subsidiary of Union Pacific Resources Group, Inc. ("UPR"), from May 15, 1998, the closing date of the UPR transaction.

 During 1997, the Company changed its fiscal year end from March 31 to December 31, resulting in a transition period of nine months from April 1, 1997 to December 31, 1997. The unaudited statements of operations and cash flows for the nine-month period ended September 30, 1997 include the quarter ended March 31, 1997 and the results for the quarter ended March 31, 1997 were derived by subtracting the Company's results for the nine-month period ended December 31, 1996 from the results for the fiscal year ended March 31, 1997. As a result, the statements included in this Report which include the unaudited statement of operations and cash flows for the nine months ended September 30, 1997 reflect all of the year-end audit adjustments for the fiscal year. Some of these adjustments relate to the whole year rather than to the fiscal quarter. Consequently, comparisons between the results of operations and cash flows of the Company for the nine months ended September 30, 1997 and 1998 may not be meaningful.

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

NOTE D - ACQUISITION OF PROPERTIES

On May 15, 1998, the Company acquired from UPR, effective January 1, 1998, all of UPR's working interests in producing oil and gas wells in 34 oil and gas fields in the Wattenberg area of the Denver- Julesburg Basin in northeastern Colorado. The purchase price for the wells was $41 million, subject to accounting adjustments to reflect the revenues and operating costs of the wells from the effective date to the closing date and to adjustments based on uncured title matters. UPR's calculation of the final accounting adjustment, which will result in a reduction of the purchase price, is approximately $1,100,000. The Company has reviewed UPR's estimate and believes the accounting adjustments should be approximately $300,000 higher. The final accounting adjustment is scheduled for mutual approval in December 1998 and absent such mutual approval, an independent auditor is to be appointed to review all calculations. In addition, the Company expects to receive approximately $1,400,000 in adjustments for uncured title matters, which will further reduce the purchase price. At the closing of the acquisition, the Company also entered into an Exploration Agreement with UPR giving the Company the right to explore and develop all of UPR's undeveloped acreage in the area, excluding certain acreage already committed to other agreements.

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

In November, 1998, the Company entered into a Development Agreement with another operator covering properties in which both companies own an interest which are located in the Wattenberg area of the Denver-Julesburg Basin. The Agreement provides for the deepening of as many as 86 wells. The Company estimates its deepening program costs at approximately $8 million.

NOTE E - SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

Effective as of June 30, 1998, holders of 3,363,834 shares of Series C Cumulative Convertible Preferred Stock have agreed to voluntarily convert their stock to Common Stock. At September 30, 1998, the financial statements reflect 6,433,668 shares of Common Stock having been issued pursuant to this voluntary arrangement, representing the Series C Preferred Stock certificates which had been sent to the transfer agent for conversion as of that date. Since September 30, 1998, the Company has received certificates representing an additional 80,000 shares of the Series C Preferred Stock that the holders had previously agreed to convert and will issue an additional 160,000 shares of Common Stock as a result of that conversion. An additional 134,000 shares of Common Stock will be issued when the Company receives the remaining 67,000 shares of Series C Preferred Stock which holders have agreed in writing to convert. No quarterly dividend was declared on the Series C Convertible Preferred Stock for the quarter ended September 30, 1998.

NOTE F - DENVER, COLORADO OFFICE LEASE

The Company entered into a 10-year lease, effective July 1, 1998, for additional office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and monthly payments of $19,411 for the remainder of the lease term. The Company expects to spend approximately $125,000 for leasehold improvements relating to the additional office space during the fourth quarter.

NOTE G - CREDIT AGREEMENT

In connection with the acquisition of the UPR properties, the Company entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the "Credit Agreement"). The maximum available borrowings under the Credit Agreement are $35 million, subject to periodic redeterminations of the borrowing base. The Company borrowed $29 million under the Credit Agreement to pay a portion of the purchase price of the UPR properties, and the balance was paid with the Company's existing funds. Principal is repayable in 20 quarterly installments beginning March 31, 2000. Interest is generally payable on a quarterly basis at a rate selected by the Company which is determined by reference to LIBOR or the lender's reference rate plus varying margins. At November 17, 1998, the outstanding loan balance of $29.9 million bore interest at rates varying from 7.125% to 7.375% per annum. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company's oil and gas properties. The Credit Agreement prohibits the payment of dividends on Common Stock and prohibits the payment of dividends on the Series C Preferred Stock for periods ending after June 30, 1999. Prior to June 30, 1999, no dividend can be paid on the Series C Preferred Stock if a default under the Credit Agreement exists or would exist after the payment. The Company intends to use additional borrowings under the Credit Agreement to finance development work on the properties acquired.

At September 30, 1998, the Company did not meet certain financial ratios and net worth requirements contained in the Credit Agreement. The Credit Agreement requires the Company to have a ratio of EBITDA to interest expense of not less than 2.75:1 and to maintain tangible net worth of at least $20 million. The lender has not taken any action to accelerate the maturity of the loan and has indicated to the Company that additional borrowings remain available up to the $35 million maximum. However, the Company has not yet received a written waiver of the covenant defaults as of the end of the third quarter. The Company does not expect to be in compliance with these ratios and requirements at the end of the fourth quarter. The Company has initiated discussions with the lender to negotiate an amendment to the Credit Agreement to modify the ratios and requirements to attainable levels while the Company further develops the UPR properties to increase its revenues. Management believes that the Company will be able to negotiate a satisfactory amendment with the lender. However, there can be no assurance that the lender will agree to such an amendment. If the Company is unable to negotiate such an amendment or to obtain waivers of noncompliance, additional borrowings under the Credit Agreement would not be available for the Company's planned capital expenditures and the Company would be required to refinance the existing indebtedness. There can be no assurance that the Company would be able to arrange such a refinancing.

As a result of the Company's failure to meet these ratios and requirements at the end of the third quarter, the Company is required by generally accepted accounting principles to classify the entire $29,000,000 due to the lender at September 30, 1998 as a current liability, even though the loan is payable by its terms over a five-year period beginning March 31, 2000. If the Company is successful in negotiating an amendment to the Credit Agreement to eliminate the noncompliance, the amount due to the lender will again be classified as a long-term liability.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       This discussion is qualified in its entirety by reference to the unaudited Financial Statements and Notes thereto presented elsewhere in this report and the Company's Form 8-K filed April 17, 1998 and amended on July 29, 1998. The acquisition of the Colorado properties from UPR, the operations contemplated by the Exploration Agreement and the borrowings under the Credit Agreement have had and will continue to have a significant impact on the Company. Accordingly, the following discussion of the Company's liquidity, capital resources and results of operations at September 30, 1998 and for the quarter and nine months then ended should not be considered indicative of the Company's liquidity, capital resources or results of operations in future periods.

       The Company intends to develop the proved undeveloped reserves associated with the properties acquired from UPR by deepening existing wells to known productive reservoirs, recompleting wells in up-hole zones and drilling new wells allowed under increased density drilling policies recently adopted by the Colorado Oil and Gas Commission. Since the date of the acquisition, the Company has been assimilating the properties acquired from UPR into its accounting and operating systems, evaluating the development opportunities presented and establishing relationships with other operators in the area to facilitate development operations.

       Most of the wells acquired from UPR are potentially productive from multiple zones. However, the ownership of those zones is not uniform, which can create obstacles to full development of the properties. For example, if the operator of a well has no interest in a deeper formation that the Company wishes to develop, the Company must negotiate an agreement with the operator to deepen the well. The Company has been negotiating with the operators of wells in which it owns an interest to provide a structure for accessing the various formations from which the wells could produce without the need to drill new wells. It has recently entered into an agreement with one operator pursuant to which the Company contemplates the deepening of up to 86 wells to access proved undeveloped reserves estimated at 16 billion cubic feet equivalent of gas. (See "Liquidity and Capital Resources.") However, the need to negotiate such agreements has delayed the progress of the Company's development efforts. Management believes that the Company will be able to negotiate satisfactory agreements with other operators to enable it to realize the value of its proved undeveloped reserves.

       Gas sales during the third quarter were lower than expected as a result of a number of third-party operational problems, including compressor failures and high pipeline pressures. Compressor problems and shut-ins resulting from a leak in a third-party pipeline continued to adversely affect production in the fourth quarter. However, these problems have been largely resolved and production is returning to normal levels as of November 1998.

       During 1997, the Company changed its fiscal year end from March 31 to December 31, resulting in a transition period of nine months from April 1, 1997 to December 31, 1997. The unaudited statements of operations and cash flows for the nine-month period ended September 30, 1997 include the quarter ended March 31, 1997 and the results of operation for the quarter ended

March 31, 1997 were derived by subtracting the Company's results for the nine-month period ended December 31, 1996 from the results for the fiscal year ended March 31, 1997. As a result, the statements included in this Report which include the unaudited statements of operations for the nine months ended September 30, 1997 reflect all of the year-end audit adjustments for the fiscal year. Some of these adjustments relate to the whole year rather than to the fiscal quarter. Consequently, comparisons between the results of operations and cash flows of the Company for the nine months ended September 30, 1997 and 1998 may not be meaningful.

Results of Operations -- Three-Month Period ended September 30, 1998

       Sales of purchased gas for the three months ended September 30, 1998 were $53,315 compared to $291,419 for the three months ended September 30, 1997. Gas acquisition and gas gathering and transportation costs totaled $148,230 for the three months ended September 30, 1998 compared to $373,879 for the three months ended September 30, 1997. Although the Company purchases some gas along its gathering systems in Oklahoma, most gas is purchased along its gathering systems in southeast Kansas. The Company's gathering system in southeast Kansas was shut in during June, 1998 and reactivated in October 1998. The reason for the shut-in was that the average heating value of the gas moving through the gathering system was too low. The Company has established a propane injection facility to regulate the heating value of the transported gas in southeast Kansas. Sales of purchased gas net of related direct costs have historically produced a small profit or loss for the Company. The Company expects to continue to make a small profit or loss on its gas gathering systems until more purchased gas is acquired for resale. There can be no assurance that additional purchased gas will be available in quantities that will materially affect the results of the Company's operation of its gathering systems.

       Sales of Company produced oil and gas for the three months ended September 30, 1998 were $1,209,055 compared to $622,053 for the three months ended September 30, 1997. The three months ended September 30, 1998 include sales of oil and gas from the Colorado properties acquired from UPR in an approximate amount of $925,000. Sales of oil and gas from the Company's other properties declined from $622,053 for the 1997 quarter to approximately $284,000 for the 1998 quarter. Decreased production levels, lower product prices and the shut-in of the gathering system in southeast Kansas were the main reasons for this decline.

       Income from contracting, drilling and oil field supplies for the three months ended September 30, 1998 was $16,155 compared to $29,486 for the three months ended September 30, 1997. This decrease reflects the Company's decision in 1997 to close its supply store in Oklahoma and phase out its oilfield servicing business. The results for the three months ended September 30, 1998 reflect only miscellaneous fees and operating fees charged other owners of the properties located in Colorado.

       Oil and gas production costs increased to $709,261 for the three months ended September 30, 1998 from $322,124 for the three months ended September 30, 1997. Production costs for the 1998 quarter include approximately $466,000 for production costs for the Colorado properties.

       Depletion, depreciation and amortization increased to $573,184 for the three months ended September 30, 1998 from $230,622 for the three months ended September 30, 1997. This increase is attributable to the addition of the cost of the Colorado properties to oil and gas property and equipment. The Company's oil and gas property and equipment is depreciated, depleted and amortized using the full cost method of accounting.

       The Company recorded a $1,276,008 provision for impairment of assets during the three months ended September 30, 1997. The impairment was principally related to the fair market value of land near Corpus Christi, Texas held for resale.

       General and administrative expenses were $741,732 for the three months ended September 30, 1998 as compared to $349,648 for the three months ended September 30, 1997. Most of this increase is attributable to increased staffing and related costs incident to the expansion of the Company's operations as a result of the acquisition of the Colorado properties from UPR. Approximately $45,000 of this increase is directly attributable to the new office building lease. (See Note F to unaudited Financial Statements.)

       Interest income decreased from $226,706 for the three months ended September 30, 1997 to $9,126 for the three months ended September 30, 1998. The decrease is attributable to a reduced amount of cash, cash equivalents and certificates of deposit available for investment. Approximately $11,000,000 of the Company's cash and cash equivalents were used to pay a portion of the purchase price for the Colorado properties acquired from UPR.

       Interest expense increased to $570,649 for the three months ended September 30, 1998 from $258 for the three months ended September 30, 1997. This increase is attributable to the $29,000,000 borrowed in connection with the Colorado properties acquisition.

Results of Operations - Nine-Month Period ended September 30, 1998

       Sales of purchased gas for the nine months ended September 30, 1998 were $661,905 compared to $800,502 for the nine months ended September 30, 1997. Gas acquisition and gas gathering and transportation costs totaled $768,928 for the nine months ended September 30, 1998 compared to $844,773 for the nine months ended September 30, 1997. Sales for the nine months ended September 30, 1997 were affected by reclassification and audit adjustments for the year ended March 31, 1997, which cover more than three months. Although the Company purchases some gas along its gathering system in Oklahoma, most gas is purchased along its gathering system in southeast Kansas. The Company's gathering system in southeast Kansas was shut in during June, 1998 and reactivated in October, 1998. The reason for the shut-in was that the average heating value of the gas moving through the gathering system was too low. The Company has established a propane injection facility to regulate the heating value of the transported gas in southeast Kansas. Sales of purchased gas net of related direct costs have historically produced a small profit or loss for the Company. The Company expects to continue to make a small profit or loss on its gas gathering systems until more purchased gas is acquired for resale. There can be no assurance that additional purchased gas will be available in quantities that will materially affect the results of the Company's operation of its gathering systems.

       Sales of Company produced oil and gas for the nine months ended September 30, 1998 were $2,471,693 compared to $2,173,984 for the nine months ended September 30, 1997. The nine months ended September 30, 1998 include sales of oil and gas from the Colorado properties in an approximate amount of $1,517,000 for the period May 16, 1998 through September 30, 1998. Sales of oil and gas from the Company's other properties declined from $2,173,984 in the 1997 period to approximately $955,000 for the 1998 period. Decreased production levels, lower product prices and the shut-in of the gathering system in southeast Kansas were the main reasons sales of Company produced oil and gas from the Kansas and Oklahoma properties declined during the nine-month period ended September 30, 1998.

       Income from contracting, drilling and oil field supplies for the nine months ended September 30, 1998 was only $34,406 compared to $177,220 for the nine months ended September 30, 1997. This decrease reflects the Company's decision in 1997 to close its supply store in Oklahoma and phase out its oilfield servicing business. The results for the nine months ended September 30, 1998 reflect only miscellaneous fees and operating fees charged other owners of the properties located in Colorado.

       Oil and gas production costs increased to $1,507,354 for the nine months ended September 30, 1998 from $1,082,512 for the nine months ended September 30, 1997. Production costs for the 1998 period include approximately $669,000 for the Colorado properties for the period May 16, 1998 through September 30, 1998. Production costs for the Company's Oklahoma and Kansas properties decreased by approximately $245,000 in the nine-month period ended September 30, 1998.

       Depletion, depreciation and amortization increased to $1,254,106 for the nine months ended September 30, 1998 from $984,655 for the nine months ended September 30, 1997. This increase is attributable to the addition of the cost of the Colorado properties to oil and gas property and equipment. The Company's oil and gas property and equipment is depreciated, depleted and amortized using the full cost method of accounting.

       The Company recorded a $145,000 provision for impairment of assets during the nine months ended September 30, 1998. The impairment reflects the dismantling costs for a former refinery located on a portion of the land held for resale. The Company recorded a provision for impairment of assets during the nine months ended September 30, 1997 in the amount of $1,597,405 to reflect the write-down of certain assets to estimated net realizable value and the write-off of goodwill from a prior acquisition. The 1997 impairment provision was principally related to the fair market value of the land held for resale but also includes amounts related to the Company's decision to close its supply store and oil field servicing facilities.

       General and administrative expenses were $1,485,507 for the nine months ended September 30, 1998 as compared to $650,395 for the nine months ended September 30, 1997. Most of this increase is attributable to increased staffing and related costs incident to the expansion of the Company's operations as a result of the acquisition of the Colorado properties from UPR.

       Interest income decreased from $683,833 for the nine months ended September 30, 1997 to $301,095 for the nine months ended September 30, 1998. The decrease is attributable to a reduced amount of cash, cash equivalents and certificates of deposit available for investment. Approximately $11,000,000 of the Company's cash and cash equivalents were used to pay a portion of the purchase price for the Colorado properties acquired from UPR.

       Interest expense increased to $853,201 for the nine months ended September 30, 1998 from $979 for the nine months ended September 30, 1997. This increase is attributable to the $29,000,000 borrowed in connection with the Colorado properties acquisition.

Liquidity and Capital Resources

       The Company's liquidity and capital resources have substantially changed since December 31, 1997. The acquisition from UPR of the Colorado properties has reduced cash, increased long term debt, increased accounts receivable, accounts payable and accrued liabilities, increased oil and gas property and equipment and increased loan costs which are being amortized over the life of the loan.

Capital Expenditures

       The Company currently expects to expend up to $14 million to further develop the UPR properties through the end of 1999. As part of that development program, in November, 1998 the Company entered into an agreement with another operator covering wells in which both companies own an interest in the Wattenberg area of the Denver-Julesburg Basin. The agreement provides that either party may propose the deepening of as many as 86 existing wells to access proved undeveloped reserves assigned to the J Sand formation and the Dakota formation owned by the parties. Deepening operations will be conducted only if both parties agree to participate. The Company estimates its deepening program costs for 86 wells at approximately $8 million. The program is expected to increase the Company's proved developed producing reserves by approximately 16 billion cubic feet equivalent of natural gas. The agreement will allow the participants to save between $50,000 and $150,000 per well compared to the cost of drilling a new well to access the same reserves. In addition, the agreement provides that up-hole zones may be accessed through existing wells that might not be economic if the drilling of separate wells were required for their exploitation.

       The Company intends to use borrowings under the Credit Agreement, working capital and cash from operations to fund its planned capital expenditures on the properties acquired from UPR. In addition, the Company expects to receive a refund from UPR on the purchase price of the UPR properties under the post-closing adjustment provisions of the acquisition agreement. (See Note D to the unaudited Financial Statements.) At September 30, 1998, the Company had included in accounts receivable approximately $2,500,000 as its estimate of such purchase price adjustments.

The Company also expects to sign an agreement during the fourth quarter of 1998 which will monetize certain federal tax credits associated with properties acquired in the UPR transaction. The cash proceeds to the Company are expected to be approximately $1,000,000. The Company believes that these sources will be adequate to fund its planned capital expenditures on the properties acquired from UPR through 1999.

       The Company intends to make arrangements with industry or financial partners for the drilling of the commitment wells under the Exploration Agreement entered into with UPR. (See Note D to unaudited Financial Statements.) Although such arrangements have not been finally structured, the Company expects its partners in these wells to provide the required capital.

       With the exception of one gathering system in Oklahoma which is 50% owned, the Company has substantially completed the repairs to gas gathering systems and workovers of oil and gas wells in the Company's Kansas and Oklahoma assets that commenced in the quarter ended September 30, 1997. The Company does not expect to make material additional capital expenditures with respect to those assets.

       The Company continues efforts to dispose of real estate located near Corpus Christi, Texas. A refinery located on a portion of the real estate has been dismantled and all of the real estate has been listed for sale.

       The Company also intends to continue to evaluate additional acquisitions of producing and non-producing oil and gas properties that have exploration and development potential. There can be no assurance that such activities will result in any acquisition.

Credit Agreement

       In connection with the acquisition of the UPR properties, the Company entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the "Credit Agreement"). The maximum available borrowings under the Credit Agreement are $35 million, subject to periodic redeterminations of the borrowing base. The Company borrowed $29 million under the Credit Agreement to pay a portion of the purchase price of the UPR properties, and the balance was paid with the Company's existing funds. Principal is repayable in 20 quarterly installments beginning March 31, 2000. Interest is generally payable on a quarterly basis at a rate selected by the Company which is determined by reference to LIBOR or the lender's reference rate plus varying margins. At November 17, 1998, the outstanding loan balance of $29.9 million bore interest at rates varying from 7.125% to 7.375% per annum. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company's oil and gas properties. The Credit Agreement prohibits the payment of dividends on Common Stock and prohibits the payment of dividends on the Series C Preferred Stock for periods ending after June 30, 1999. Prior to June 30, 1999, no dividend can be paid on the Series C Preferred Stock if a default under the Credit Agreement exists or would exist after the payment. The Company intends to use additional borrowings under the Credit Agreement to finance development work on the properties acquired.

       At September 30, 1998, the Company did not meet certain financial ratios and net worth requirements contained in the Credit Agreement. The Credit Agreement requires the Company to have a ratio of EBITDA to interest expense of not less than 2.75:1 and to maintain tangible net worth of at least $20 million. The lender has not taken any action to accelerate the maturity of the loan and has indicated to the Company that additional borrowings remain available up to the $35 million maximum. However, the Company has not yet received a written waiver of the covenant defaults as of the end of the third quarter. The Company does not expect to be in compliance with these ratios and requirements at the end of the fourth quarter. The Company has initiated discussions with the lender to negotiate an amendment to the Credit Agreement to modify the ratios and requirements to attainable levels while the Company further develops the UPR properties to increase its revenues. Management believes that the Company will be able to negotiate a satisfactory amendment with the lender. However, there can be no assurance that the lender will agree to such an amendment. If the Company is unable to negotiate such an amendment or to obtain waivers of noncompliance, additional borrowings under the Credit Agreement would not be available for the Company's planned capital expenditures and the Company would be required to refinance the existing indebtedness. There can be no assurance that the Company would be able to arrange such a refinancing.

       As a result of the Company's failure to meet these ratios and requirements at the end of the third quarter, the Company is required by generally accepted accounting principles to classify the entire $29,000,000 due to the lender at September 30, 1998 as a current liability, even though the loan is payable by its terms over a five-year period beginning March 31, 2000. If the Company is successful in negotiating an amendment to the Credit Agreement to eliminate the noncompliance, the amount due to the lender will again be classified as a long-term liability.

Preferred Stock

       Of the 4,000,000 shares of the Company's Series C Preferred Stock originally issued, 573,166 shares remained outstanding at September 30, 1998. The Company has received agreements from holders of an additional 147,000 shares of its Series C Preferred Stock to voluntarily convert their shares into 294,000 shares of Common Stock as of June 30, 1998. Although the agreements to convert have been received by the Company, the stock certificates had not been received at September 30, 1998. Since that date, the Company has received the certificates for 80,000 of these 147,000 shares. The Series C Preferred Stock accrues cumulative dividends at the rate of 8% per annum. The Company's annual dividend accrual will be decreased by approximately $1,684,000 as a result of the conversion of Series C Preferred Stock to date. No dividend on the shares of Series C Preferred that remain outstanding was declared for the third quarter of 1998. The decision not to declare the dividend was made in order to preserve the Company's liquidity for the timely development of the UPR properties. No dividend can be paid on the Series C Preferred Stock if a default under the then Credit Agreement exists.

Year 2000 Compliance

       Year 2000 issues result from the inability of computer programs or equipment to accurately calculate, store or use a date subsequent to December 31, 1999. This could result in a system failure or miscalculations causing disruptions of the Company's operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business operations. Year 2000 problems experienced by the Company's suppliers and customers could also adversely affect the Company by delaying its receipt of goods, services or payments.

       The Company believes that its own computer systems are Year 2000 compliant. For reasons unrelated to Year 2000 issues, the Company acquired new IBM hardware for all of its critical systems during 1998 and has been advised by the vendor that the new equipment is Year 2000 compliant. The balance of the Company's operating systems are PC-based and all PCs have been acquired within the past two years. The Company's software system was purchased in 1992, but has been continuously maintained by the software vendor, who has advised the Company that the system is Year 2000 compliant. Accordingly, the Company does not expect to incur any material costs associated with internal Year 2000 issues.

       The Company is developing a program to have formal communications with its significant suppliers, business partners and customers to determine whether those third parties have addressed Year 2000 issues. The primary companies with which the Company deals are large, publicly-held enterprises that can be expected to be alert to Year 2000 issues as a result of regulatory pressures or otherwise. However, there can be no assurance that the Company's receipt of goods, services or payments will not be complicated or delayed as a result of Year 2000 problems experienced by third parties, including its suppliers and customers or others with whom its suppliers and customers deal.

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

       Increased Debt. The Company's ability to service the debt incurred under the Credit Agreement is in part dependent upon increasing its cash flows from the UPR properties through further development work. The Company's ability to conduct that further development work is, in turn, dependent upon the availability of adequate capital and its ability to enter into appropriate agreements with the operators of wells in which it owns an interest to deepen or recomplete the wells for production from additional zones. Although the Company believes that its cash flows will be sufficient to service the new debt, the higher levels of debt may adversely affect the Company's ability to obtain additional financing for working capital, capital expenditures and other purposes, should it need to do so, or to acquire additional oil and gas properties utilizing new borrowings.

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

Item 3.    Default Upon Senior Securities.

         (a) See Note D to the unaudited Financial Statements for a description of certain covenant defaults under the Company's Credit Agreement with ING (U.S.) Capital Corporation.

         (b) The Company has not declared a quarterly dividend for the three months ended September 30, 1998 on its unregistered Series C Convertible Preferred Stock. The amount of the dividend not declared was $68,780 and was computed using the total number of Series C Convertible Preferred Shares outstanding at September 30, 1998. The conversion of an additional 80,000 shares of Series C Preferred Stock has been completed since September 30, 1998 and the holders of an additional 67,000 shares have agreed in writing to convert their shares as of June 30, 1998, but have not yet surrendered the certificates representing those shares to the Company.

Item 5.    Other Information.

       The Company has adopted a Directors' Fee Stock Plan whereunder Directors' fees are paid in common stock of the Company rather than in cash. The number of shares issued each year is based upon the average of the market price of the common stock on the first and last trading days of the year.

       The Company has also adopted amended and restated versions of its 1989 Incentive Stock Option Plan and its 1990 Nonqualified Stock Option Plan. The amended and restated plans cure certain internal inconsistencies in the original plans and update them to comply with changes in applicable tax and securities laws. In the opinion of management, these changes were not material and did not require shareholder approval.

       The foregoing plans are filed as exhibits to this report.


Item 6.    Exhibits and Reports on Form 8-K.

         A.    Exhibits:

               10.1    Directors' Fee Stock Plan
               10.2    Amended and Restated 1989 Incentive Stock Option Plan
               10.3    Amended and Restated 1990 Nonqualified Stock Option Plan
               27      Financial Data Schedule

         B.    Reports on Form 8-K:

               None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          UNITED STATES EXPLORATION, INC.


Date:    November 23, 1998                           By:       /s/ Bruce D. Benson
       -----------------------------                          --------------------
                                                              Bruce D. Benson, President,
                                                              Chief Executive Officer and
                                                              Chairman of the Board
                                                              (Principal Executive Officer)


Date:    November 23, 1998                           By:       /s/ F. Michael Murphy
       -----------------------------                          ----------------------
                                                              F. Michael Murphy, Vice President,
                                                              Secretary and Chief Financial Officer
                                                              (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
 10.1         Directors' Fee Stock Plan
 10.2         Amended and Restated 1989 Incentive Stock Option Plan
 10.3         Amended and Restated 1990 Nonqualified Stock Option Plan
 27           Financial Data Schedule