Form 10KSB
period 1998-12-31
UNITED STATES EXPLORATION INC
filed 1999-04-15
CIK 847074

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to ___________

      Commission File Number 1-13513
                             -------

                        UNITED STATES EXPLORATION, INC.
         -------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

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

Issuer's telephone number: (303) 863-3550
                           --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

Common Shares, $.0001 par value              The American Stock Exchange
-------------------------------              ---------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal period were $5,279,921.

The aggregate market value of the common equity held by nonaffiliates of the Company as of March 31, 1999, was approximately $18,552,838 based upon the last reported sale of the Company's Common Shares on that date.

The total number of Common Shares outstanding as of March 31, 1999 was 15,491,828.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement relative to the Registrant's 1999 annual meeting of shareholders are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

                               TABLE OF CONTENTS


PART I                                                                                                         PAGE
                                                                                                               ----

         Items 1 and 2.    Description of Business and Properties.......................................          1

         Item 3.           Legal Proceedings............................................................          9

         Item 4.           Submission of Matters to a Vote of
                           Security Holders ............................................................          9

PART II

         Item 5.           Market for Common Equity and Related
                           Stockholder Matters..........................................................          9

         Item 6.           Management's Discussion and Analysis or
                           Plan of Operation...........................................................          10

         Item 7.           Financial Statements........................................................          17

         Item 8.           Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure ....................................          17

PART III

         Item 9.           Directors, Executive Officers, Promoters and Control
                           Persons; Compliance With Section 16(a) of the Exchange Act*

         Item 10.          Executive Compensation*

         Item 11.          Security Ownership of Certain Beneficial Owners and Management*

         Item 12.          Certain Relationships and Related Transactions*

         Item 13.          Exhibits and Reports on Form 8-K ...........................................          17

         Signature Page ...............................................................................          21
         Index to Financial Statements.................................................................          22

----------
*The information called for by these Items is incorporated by this reference from the Proxy Statement for Registrant's 1999 annual meeting of shareholders.

                             ADDITIONAL INFORMATION

         Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits and Reports on Form 8-K.")

                           FORWARD LOOKING STATEMENTS

         See "Special Note Regarding Forward Looking Statements" at the end of "Item 6. Management's Discussion and Analysis or Plan of Operation" for cautionary statements concerning forward looking information contained in this report.

ITEMS 1. AND 2.    DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

         United States Exploration, Inc. ("UXP" or the "Company") is an independent producer of oil and natural gas. Our principal oil and gas properties are located in the Wattenberg area of the Denver-Julesburg Basin in northeastern Colorado. Those properties were acquired from Union Pacific Resources Company ("UPR") in May of 1998. We also hold smaller interests in Kansas and Oklahoma and operate natural gas gathering systems located near certain of our properties in Kansas. In January 1999, we sold a portion of our properties in Oklahoma in order to concentrate our efforts on the Colorado properties.

OIL AND GAS PRODUCTION

         Net oil and gas production (after royalties), average production costs and average sales prices for the Company's products for the year ended December 31, 1998, the nine months ended December 31, 1997, and the fiscal year ended March 31, 1997 are shown in the table below:

                          NET OIL AND GAS PRODUCTION,
                   AVERAGE PRODUCTION COSTS AND SALES PRICES

                                       Net                                                  Average Sales Price
                                    Production                   Production             --------------------------
                           --------------------------             Cost Per               Per Bb1           Per Mcf
Period                     Oil (mbbl)       Gas(mmcf)         Equivalent Unit(1)         of Oil            of Gas
------                     ----------       ---------         ------------------        ---------          -------

Year ended
December 31, 1998(2)          140.1           1,650             $   6.76(3)               $13.07            $1.71

Nine months ended
December 31, 1997              64.6             274                10.14                   19.31             2.65

Year ended
March 31, 1997                 88.1             318                 9.42                   20.25             2.57


(1) Production cost per equivalent unit is calculated at the rate of 6 mcf of natural gas per bbl of oil.

(2) Approximately 54% of the oil production and 80% of the gas production in 1998 was attributable to production from the properties acquired from UPR during the period from the May 15, 1998 closing date through year end. Approximately 31% of the oil production and 11% of the gas production during 1998 was attributable to production from the Oklahoma properties sold in January of 1999.

(3) The decrease in the cost per equivalent unit of production during the year ended December 31, 1998 is attributable to the new properties acquired in Colorado, which have lower production costs than the Kansas and Oklahoma properties.

--------------

         Our natural gas is sold at spot prices determined on a monthly basis by reference to the regional market for gas. Oil is also sold at prevailing spot prices. During the year ended December 31, 1998, there were four purchasers or operators who accounted for more than 10% of our revenues from purchased and produced oil and gas sales. North American Resources Company, Conoco, HS Resources and Woodward Marketing purchased from the Company or sold for the Company's account oil and gas constituting 21%, 19%, 18% and 10%, respectively, of total 1998 sales. The loss of any of these purchasers would temporarily affect our revenues, but we believe we will continue to have a market for our products for the foreseeable future. (See Note 10 of Notes to Consolidated Financial Statements for more detail.)

         The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economy, the proximity of our properties to gas gathering systems, the capacity of such systems, the marketing of other competitive fuels, the fluctuation in seasonal demands and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

PROPERTIES

         The following table summarizes our gross and net producing wells and gross and net developed acres at December 31, 1998.

                                             Producing
                                               Wells
                                    -----------------------------                   Developed
         Area                           Gas              Oil                           Acres
         ----                       ------------     ------------               --------------------
                                    Gross    Net     Gross    Net               Gross            Net
                                    -----    ---     -----    ---               -----            ---
         Colorado(1)                 276     130       68      43               41,018          39,306(3)
         Kansas                       10      10       --      --                3,728           3,728
         Oklahoma(2)                  --      --       19      19                  885             885

----------
         (1) All of the properties and reserves in Colorado were acquired in May 1998 from UPR.

         (2) Excludes approximately 100 oil and gas wells and associated acreage sold in January 1999.

         (3) The net acres represent interests in depths below the Codell/Neobrara formations. The Company's interests in shallower formations approximate 28,650 net acres.

----------

         We operate 81 of the wells in which we own an interest in Colorado and all of the wells in which we own an interest in Kansas and Oklahoma.

         As part of our acquisition of the Colorado properties in May 1998, we entered into an Exploration Agreement with UPR giving us the right to explore and develop all of UPR's undeveloped acreage in the Wattenberg area of the Denver-Julesburg Basin, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, we must drill 15 commitment wells during the first 18 months and 20 commitment wells during each succeeding 12-month period for up to five 12-month option periods. If we do not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and we will be required to pay liquidated damages of $125,000 for each commitment well that we did not drill during the period. As of March 31, 1999, we had not drilled any commitment wells. The Company has negotiated (but has not finalized) an amendment to the Exploration Agreement under which certain future deepenings and re-entries, which are significantly less expensive than new wells, will count as commitment wells during the initial 18-month term of the Exploration Agreement. Management believes that resources are available to satisfy the Company's commitment under the Exploration Agreement during the initial term. The failure to drill the commitment wells would have a material adverse effect on the financial condition and prospects of the Company. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources" and Note 16 of Notes to Consolidated Financial Statements.

         In addition, the Exploration Agreement requires UPR to transfer to us any working interests in wells in the subject area that UPR acquires under existing agreements during the term of the Exploration Agreement. That requirement covers a number of existing wells in which UPR has the right to obtain a working interest or convert an overriding royalty interest into a working interest after payout has been reached and will cover other wells that may be drilled by operators with whom UPR has existing farm-out or similar agreements. We also have the right to take over wells on the UPR lands that are required to be offered to UPR prior to abandonment.

         We did not drill any new wells on any of our properties during the three-year period ended December 31, 1998. After the UPR acquisition, we began a program of deepening existing wells on the acquired properties to commence production from other formations in which we had acquired an interest. At December 31, 1998, we had deepened a total of 16 wells (6.64 net) at a total cost net to our interests of approximately $1.5 million. All of those deepenings resulted in production from the deeper zone. As of March 8, 1999, the new zones in these 16 wells were producing at a rate of approximately 1.8 mmcf of gas and 24 bbl of oil per day net to our interest. Between December 31, 1998 and March 8, 1999, we deepened and brought to production another 8 wells which were producing from the new zones approximately 1.0 mmcf of gas and 3 bbl of oil per day net to our interest as of March 8, 1999. Subject to capital constraints, we currently plan to continue this deepening program in 1999. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         The Company also owns 100 acres of land near Corpus Christi, Texas that is for sale. The land was the site of an inactive refinery that was removed during 1998.

RESERVES

         The following is a summary of the Company's estimated proved reserves as of year-end 1997 and 1998:

                                                          December 31,
                           -----------------------------------------------------------------------------
                                       1997                                           1998
                           -----------------------------               ---------------------------------
                           Kansas &                                    Kansas &
                           Oklahoma    Colorado    Total               Oklahoma(1)     Colorado    Total
                           --------    --------    -----               -----------     --------    -----
Crude Oil - mbbl            252.2         --        252.2                   53.4         2162.2     2215.6
Natural Gas - mmcf        2,518.0         --      2,518.0                1,427.0       57,534.6   58,970.6
Total - mmcfe             4,031.2         --      4,031.2                1,747.4       70,716.8   72,464.2

---------------------
(1) Excludes reserves of 1,593 mmcfe associated with Oklahoma properties sold in January 1999.

All of the increase in estimated reserves from 1997 to 1998 can be attributed to the acquisition of the Colorado properties from UPR. (See Note 19 of Notes to Consolidated Financial Statements for more detailed information concerning changes in the Company's estimated oil and gas reserves during 1998.) Notwithstanding the significant increase in reserves provided by this acquisition, reported year-end 1998 volumes represent a material decrease from the volumes attributed to this acquisition earlier in the year. In May 1998, the Company estimated that the UPR properties contained approximately 140 Bcfe of proved reserves. Approximately one-third of the difference between the May estimate and the estimated reserves at year-end 1998 can be attributed to price decreases. Year-end 1998 natural gas and oil prices were $1.85/mcf and $9.40/bbl, as compared to $1.96/mcf and $16.43/bbl at year-end 1997. The remainder of the difference is attributable to (1) higher than anticipated operating and capital costs, (2) the inability, at the time the reserve study was prepared, to establish the extent of the Company's interests in certain formations and (3) lower than anticipated predictability of production from the Dakota formation.

         No reserve estimates were filed with any other federal authorities or agencies since January 1, 1998.

FACILITIES

         The Company occupies a portion of its executive and administrative offices at 1560 Broadway, Suite 1900, Denver, Colorado, pursuant to a Cost and Expense Sharing Agreement with Benson Mineral Group, Inc. ("BMG"), an affiliate of Bruce D. Benson, Chairman of the Board, Chief Executive Officer and President of the Company. Pursuant to that Agreement, the Company shares approximately 9,490 square feet of office space with BMG. The Company pays its pro rata share of office rent, personnel costs, administrative costs and expenses to BMG on a monthly basis. During 1998, the Company paid approximately $15,600 in rent and $86,970 in common expenses to BMG under this agreement.

         On July 1, 1998, UXP leased approximately 11,850 square feet of additional office space adjacent to the space it shares with BMG. The additional space was obtained to accommodate expansion in our operations following the UPR acquisition. The term of the lease is 117 months. The rental is $14,817 per month, increasing to $19,410 per month after 57 months. After the Company leased this additional office space, BMG waived the right to collect approximately $50,000 accrued under the Cost and Expense Sharing Agreement during 1998.

EMPLOYEES

         At March 31, 1999, the Company had 13 employees, of which five are field employees and the remainder are executive and office personnel. The Company also engages independent contractors to supplement the services of its employees as needed. At March 31, 1999, the Company was using the services of approximately six independent contractors on a full time equivalent basis.

         Pursuant to the Cost and Expense Sharing Agreement between the Company and BMG, BMG shares the services of nine employees and contractors of the Company located in its executive and administrative offices. Such individuals include F. Michael Murphy, Vice President and Secretary of the Company, Murray
N. Brooks, Vice President of Operations and Randall L. Rogers, Treasurer and Principal Accounting Officer. Prior to February 1999, the nine shared employees were employed by BMG and the Company reimbursed BMG for a portion of their salaries and benefits proportionate to the portion of their time spent on UXP matters. Since February 1999, these shared employees have been employed by the Company and BMG reimburses the Company for the cost of time spent on BMG matters. During 1998, the Company paid BMG approximately $558,000 under this arrangement.

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

GOVERNMENT REGULATION

         The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could have a material adverse effect on the Company.

                               GLOSSARY OF TERMS

BBLS:                               Barrels of oil.

BCFE:                               Billion cubic feet of gas equivalent, calculated on the basis of six mcf of gas for one bbl. of oil.

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

MBBL:                               Thousand barrels.

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

PROVED DEVELOPED                    Proved reserves that are  expected to be recovered through  existing
RESERVES:                           wells with existing equipment and operating methods.

PROVED RESERVES:                    Quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs.

PROVED                              Proved reserves that are expected to be recovered from new wells or
UNDEVELOPED                         from existing wells where a relatively major expenditure is required
RESERVES:                           for recompletion.

ITEM 3.           LEGAL PROCEEDINGS

         No material legal proceeding to which the Company (or any of its officers or directors in their capacities as such) is a party or to which the property of the Company is subject is pending and no such legal proceeding is known by management of the Company to be contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no items submitted to a vote of the Company's Shareholders during the Company's fourth quarter ended December 31, 1998.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock was listed on the American Stock Exchange effective October 23, 1997. Prior to that date, the Company's Common Stock was traded over-the-counter and quoted in the Nasdaq Small Cap market.

         The following table sets forth the range of high and low sales prices for the Common Stock on the American Stock Exchange from October 23, 1997 through December 31, 1998 and the range of high and low bid quotations as reported for the Common Stock by Nasdaq for the remainder of the period shown. Nasdaq quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent prices at which actual transactions were effected.

                                                              HIGH                LOW
YEAR ENDED DECEMBER 31, 1998                                  -----              ------
----------------------------

Fourth Quarter                                                $3.00              $1.25

Third Quarter                                                 $3.50              $1.88

Second Quarter                                                $4.00              $2.50

First Quarter                                                 $3.31              $2.87

YEAR ENDED DECEMBER 31, 1997
----------------------------

Fourth Quarter                                                $4.06              $2.63
(October 23 to December 31)

Fourth Quarter                                                $3.84              $3.63
(October 1 to October 22)

Third Quarter                                                 $4.50              $3.13

Second Quarter                                                $4.88              $3.00

First Quarter                                                 $4.50              $2.81

          The number of record holders of the Common Shares as of December 31, 1998 was 417, including nominees of beneficial owners. The Company estimates that there were approximately 1,500 beneficial owners of its Common Shares as of that date.

          No dividends on the Common Shares have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future. The Series C Preferred Stock of the Company currently outstanding prevents the Company from paying any dividends on its common stock until the Series C Preferred Stock is redeemed or converted.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

INTRODUCTION

          In May 1998, we acquired our Colorado properties from UPR. Those new properties are many times larger than the properties we have historically owned. For example, in December 1998, we produced approximately 190 mmcf of gas and 12.3 mbbl of oil. In the nine months ended December 31, 1997, the average monthly production was 30.4 mmcf of gas and 7.2 mbbl of oil. As a result of the impact of this acquisition, comparisons of 1998 to 1997 are not particularly meaningful. In addition, 1998 was the first full year since we changed our fiscal year to a calendar year. The 1997 numbers presented are for the nine-month transition period ended December 31, 1997.

          As a result of the losses experienced by the Company in recent periods and existing defaults under our principal loan agreement, our auditors have included a "going concern" qualification in their opinion on our 1998 financial statements. See "Index to Financial Statements - Reports of Independent Auditors."

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facility

          On May 15, 1998, in connection with the UPR acquisition, we entered into a Credit Agreement with ING (U.S.) Capital Corporation ("ING") establishing a revolving credit facility (the "Credit Agreement"). The maximum available borrowings under the Credit Agreement were initially set at $35 million, subject to periodic redeterminations of the borrowing base. The original loan amortization schedule included 20 quarterly installments beginning March 31, 2000. Loan interest is generally payable on a quarterly basis at a rate selected by us which is determined by reference to LIBOR or the lender's reference rate plus varying margins. At March 31, 1999, the outstanding loan balance was $32 million with a weighted-average interest rate of approximately 7.3% per annum.

          Our obligations under the Credit Agreement are secured by substantially all of the Company's oil and gas properties. The Credit Agreement prohibits the payment of dividends on our Common Stock and prohibits the payment of dividends on our Series C Preferred Stock for periods ending after June 30, 1999. Prior to June 30, 1999, we are prohibited from paying any dividend on the Series C Preferred Stock if a default under the Credit Agreement exists. No dividend has been paid on the Series C Preferred Stock since the quarter ended June 30, 1998.

          On November 18, 1998, we notified ING that we were in default of several of the Credit Agreement's financial covenants as of September 30, 1998. As a result, the entire amount of the outstanding bank loan was reclassified as a current liability on the Company's balance sheet in accordance with the requirements of generally accepted accounting principles. On January 15, 1999, we received a Limited Consent and Agreement from ING waiving all outstanding matters of default in conjunction with the bank's consent to sell certain Oklahoma assets and a reduction in the Company's borrowing base to $32 million. The waiver of default expired on February 28, 1999, by which time it had been anticipated that ING would have completed its year-end review of the Company's reserves and established a new borrowing base.

          As of April 15, 1999, the bank had not yet completed its review of reserves or established a new borrowing base level due to delays in finalizing the estimates of the Company's reserves by third party engineers. Based on preliminary reports provided to the bank, ING has advised that the new borrowing base level will most likely be established within a range between $21 million and $26 million dollars. However, ING has provided no commitment that the borrowing base will be established within this range. The anticipated reduction in borrowing base value reflects the combined impact of (1) lower product prices, (2) higher than anticipated operating and capital costs, (3) the inability, at the time the Company's year-end reserve study was prepared, to establish the extent of its interests in certain formations and (4) lower than expected predictability of production from the Dakota formation.

          We have not yet established with the bank a plan for eliminating the anticipated borrowing base deficiency. However, we have begun discussions with ING and are evaluating our options. Under the terms of the Credit Agreement, the bank has the ability to declare the outstanding loan balance to be due and payable and foreclose on the properties which are pledged as security to the loan. However, ING has given no indication that it intends to exercise such remedies in the foreseeable future. On the contrary, the bank has expressed its desire to work with us to find a mutually acceptable solution to the borrowing base shortfall.

          ING has recently advised all of the customers of its Natural Resources Group that this department of the bank has ceased ongoing operations. However, the bank has retained certain personnel to administer the loans of existing clients, including UXP, and has stated that their withdrawal from the oil and gas business is being managed in order to have as little adverse impact on their clients as possible.

Capital Expenditures

          Until the borrowing base shortfall described above has been resolved, we will significantly curtail projects requiring cash investment by the Company, focusing principally on projects that pay back their investment over a short period of time. We will also seek sources of outside financing which will allow development of the Company's capital projects with little or no investment by the Company, but no assurance can be given that such sources will become available.

          Under the Exploration Agreement with UPR, we have an obligation to drill 15 commitment wells prior to December 1, 1999. As of April 15, 1999, none of these wells had been drilled. If the wells are not drilled by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not drilled. The Company has negotiated (but has not finalized) an amendment to the Exploration Agreement under which certain future deepenings and re-entries, which are significantly less expensive than new wells, will count as commitment wells during the initial 18-month term. Management believes that resources are available to satisfy the Company's commitment under the Exploration Agreement during the initial term.

Cash Balances and Cash Flow

          As of April 10, 1999, the Company had cash and cash equivalents of approximately $2.6 million. However, based on current prices and production levels, the Company is experiencing negative cash flow before capital spending. Cost reductions are being analyzed. However, there can be no assurance that cost savings will be sufficient to create positive cash flow. Based on current projections, we expect existing cash resources would be sufficient to fund ongoing operations with limited capital expenditures through the end of the year.

          The Company's cash flow is very sensitive to changes in commodity prices. A $.25/mcf increase in the price of gas and a $1.00/bbl increase in the price of oil would increase expected cash flow from the Company's currently producing wells over the twelve month period beginning May 1, 1999 by approximately $450,000 and $75,000, respectively.

Conversion of Series C Preferred Stock

          In order to reduce the negative impact to earnings attributable to common shareholders and cash flow attributable to preferred stock dividends, we engaged in an active program to convert Series C Preferred Stock into shares of common stock during 1998. Since December 31, 1997, 3,391,834 shares of Series C Preferred Stock have been converted into 6,783,668 shares of common stock (including 50,000 shares of preferred stock converted after December 31, 1998). This conversion reduces preferred stock dividend requirements by approximately $1.6 million per year. The annual dividend requirement on the 443,166 shares that remain outstanding is approximately $200,000. However, no dividends have been paid on any of the Company's preferred stock since June 30, 1998.

Property Sales

          During the first quarter of 1999, we announced the sale of certain Oklahoma assets for $1,825,000. The proceeds of this sale were used to pay down the outstanding bank loan. We have also announced our intention to dispose of the Company's remaining assets in Oklahoma, Kansas and Texas. Any proceeds realized from these sales will also be applied to reduce the ING loan. Therefore, such sales will reduce interest expense and may reduce the remaining borrowing base shortfall, but until such time as the borrowing base shortfall has been eliminated, the sales cannot be expected to improve the Company's liquidity.

RESULTS OF OPERATIONS

Year Ended December 31, 1998

          The Company realized a net loss of $21,251,173 for the year compared to a loss of $7,584,803 for the transition period (nine months) ended December 31, 1997. Including preferred stock dividends, the loss for the year was $22,286,106 or $1.67 per share.

          The largest component of the net loss was a provision for impairment of assets totaling $15,351,978, of which $15,206,978 was an adjustment to the carrying value of the Company's oil and gas property and equipment based upon engineering reserve studies prepared as of December 31, 1998. See "Items 1 and 2 Description of Business and Properties-Reserves" for a discussion of the Company's oil and gas reserves. As a result of the reduction in estimated reserves, the Company recorded an additional depletion, depreciation and amortization expense in the fourth quarter of 1998 totaling $2,558,311. Without the provision for impairment of the Company's oil and gas property and equipment and the additional depletion, depreciation and amortization expense recorded in the fourth quarter, the Company's net loss would have been $3,485,884.

          Because of the acquisition of the UPR properties in May 1998, comparison of the results of operations between the year ended December 31, 1998 and the nine months ended December 31, 1997 is not meaningful. The oil and gas properties involved in the UPR acquisition dwarf the oil and gas properties owned by the Company at December 31, 1997. The Company initially borrowed $29,000,000 in connection with the UPR acquisition and used some $11,000,000 of existing cash to complete the acquisition. As a result, sales of Company produced oil and gas, production costs of oil and gas, general and administrative expenses and interest expense increased substantially, while interest income declined substantially. Of the $4,376,561 in sales of Company produced oil and gas, $3,144,919 are attributable to the UPR properties. Of the $2,692,644 in production costs- oil and gas, $1,638,997 are attributable to the UPR properties. All interest expense is attributable to the UPR acquisition and substantially all of the decrease in interest income results from the use of Company cash in the UPR acquisition. The increase in general and administrative expense primarily results from additional personnel and associated costs, office facilities and legal and accounting expenses, all of which are related to the continuing operations of the UPR properties.

          Sales of purchased gas and the related costs of gas acquisition and gathering and transmission were somewhat affected by price, but the large reduction in sales of purchased gas is attributable to the shut-in of the Kansas gathering system for five months and the subsequent period of time needed to get the gathering system completely functioning again after the shut-in period.

          Preferred stock dividends attributable to the year ended December 31, 1998 are $1,034,933 and include $118,360 for dividends for the last two quarters of 1998, which were not declared or paid and are not accrued on the balance sheet. Preferred stock dividends attributable to the nine months ended December 31, 1997 were $1,421,226. Preferred stock dividends attributable to the three months ended March 31, 1997 were $480,000. The comparison between the two calendar years is $1,034,933 attributable to 1998 and $1,901,226 attributable to 1997. The large reduction is attributable to the conversion of preferred stock to common stock during 1998. Most of these conversions were effective immediately after the cash dividend paid for the second quarter of 1998.

Transition Period (Nine Months) Ended December 31, 1997

          During the Transition Period ended December 31, 1997, the Company realized a net loss of $7,584,803 on revenues of $3,034,585. This compares to a profit of $121,627 on revenues of $3,544,961 for the nine months ended December 31, 1996 and a loss of $87,530 on revenues of $4,513,387 for the fiscal year ended March 31, 1997. Including provision for Preferred Stock dividends applicable to the period, the net loss for the Transition Period was $9,006,029, or $1.06 per share.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Portions of this Report contain "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's need for and potential sources of capital, oil and gas reserves, future revenues and results of operations, plans for future development operations and plans for dealing with third parties, and are identified by words such as "anticipates," "plans," "expects," "intends" and "estimates." Factors that could cause actual results to differ materially from these contemplated by such forward-looking statements include, among others, the following:

          Reserve Estimates. The Company's estimates of proved reserves of oil and gas and future net cash flows therefrom are based on various assumptions and interpretations and, therefore, are inherently imprecise. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may be subject to revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating costs and other factors.

          Reliance on Key Personnel. The Company is dependent upon its executive officers and key employees, particularly Bruce D. Benson, its Chief Executive Officer. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. The Company does not have key person life insurance on any of its officers.

          Management of Growth. The acquisition of the UPR properties resulted in a substantial change in the size and extent of the Company's assets and operations. In order to accommodate this growth, the Company has expanded its staffing, office space and management information systems. The Company could experience temporary difficulties in the course of managing the growth within the Company. Any such difficulties could adversely affect the Company's business, financial condition or results of operations until resolved.

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

          Increased Debt. The Company's ability to service the debt incurred under the Credit Agreement is in part dependent upon increasing its cash flows from the UPR properties through further development work. The Company's ability to conduct that further development work is, in turn, dependent upon the availability of adequate capital and its ability to enter into appropriate agreements with the operators of wells in which it owns an interest to deepen or recomplete the wells for production from additional zones. The Company's capital resources are quite limited and it is currently in default under its loan agreement. There can be no assurance that it will be able to resolve the existing defaults or increase revenues sufficiently to service its debt. These factors can be expected to adversely affect the Company's ability to obtain additional financing for working capital, capital expenditures and other purposes.

          Oil and Gas Prices and Markets. The Company's revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of foreign governments, international cartels and the United States government. Recent declines in oil and gas prices have adversely affected the Company and have resulted in a reduction in the estimated proved reserves attributable to the Company's properties, with a resulting decrease in the Company's borrowing base. Further price declines could occur in the future with similar results. In addition, the Company's revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

          Government Regulation. Changes in government regulations applicable to the production and sale of oil and gas may adversely affect the Company. See "Items 1 and 2 - Description of Business and Properties - Government Regulation."

          Most of these factors are beyond the control of the Company. Investors are cautioned not to place undue reliance on forward-looking statements.

ITEM 7.           FINANCIAL STATEMENTS

          Reference is made to the Index to Financial Statements following the Signature Page of this report for a listing of the financial statements included in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Previously reported in the Company's report on Form 8-K dated May 19, 1998.

                                    PART III

ITEMS 9 THROUGH 12:

          The information called for by Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 annual meeting of shareholders.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS.

          EXHIBIT NO.

          3.1(1) Articles of Incorporation of the Company as filed on January 9, 1989, with the Secretary of State of the State of Colorado.

          3.2(1)      By-laws of the Company.

          3.3(1) Articles of Amendment of the Company filed on June 7, 1990 with the Secretary of State of the State of Colorado.

          3.4(2) Articles of Amendment of the Company as filed with the Secretary of State of the State of Colorado on September 24, 1996.

          3.5(3)      Amended and Restated Bylaws of the Company.

          10.1(1)     1989 Incentive Stock Option Plan of the Company.

          10.2(1)     1990 Non-Qualifying Stock Option Plan.

          10.3.1(4)   Lease Agreement between Mid-America Pipeline Company and
                      Producers Service, Incorporated.

          10.3.2(4)   Amendment to Lease Agreement between Mid-America Pipeline
                      Company and Producers Service, Incorporated.

          10.4(5) Executive Employment Agreement, dated August 7, 1997, by and between the Company and Bruce D. Benson.

          10.5(5) Cost and Expense Sharing Agreement, dated August 7, 1997, by and between the Company and Benson Mineral Group, Inc.

          10.6(5)     Form of Non-Qualified Stock Option Agreement.

          10.7(6) Purchase and Sale Agreement between the Company and Union Pacific Resources Company dated April 10, 1998.

          10.8(6) Exploration Agreement between the Company and Union Pacific Resources Company dated May 15, 1998.

          10.9(6) Credit Agreement dated as of May 15, 1998 among the Company and ING (U.S.) Capital Corporation.

          10.10(6) Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement from United States Exploration, Inc. to ING (U.S.) Capital Corporation, dated May 15, 1998.

          10.11(6) Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement from Performance Petroleum Co., United States Gas Gathering Co., Inc. and Pacific Osage, Inc. to ING (U.S.) Capital Corporation, dated May 15, 1998.

          10.12(6) Pledge Agreement made as of May 15, 1998, by United States Exploration, Inc., in favor of ING (U.S.) Capital Corporation.

          10.13(6) Guaranty made as of May 15, 1998, by Performance Petroleum Co., United States Gas Gathering Co., Inc., Pacific Osage, Inc. and Producers Service Incorporated, in favor of ING (U.S.) Capital Corporation.

          10.14(7) Pipeline Purchase Agreement between USGG and Northern Osage Gas Association L.L.C. dated as of December 31, 1998.

          10.15(7) Stock Purchase Agreement between the Company and the several buyers named therein relating to the sale of USGG dated as of December 31, 1998.

          10.16(7)    Stock Purchase Agreement between the Company and Demetrie
                      D. Carone relating to the sale of Pacific and Performance dated as of December 31, 1998.

          10.17(8)    Directors Fee Stock Plan

          10.18(8) Office Lease Agreement between the Company and EOP-One Civic Center Plaza, L.L.C. dated October 15, 1998.

          21(8)       List of the Company's subsidiaries.

          23.1(8) Consent of Grant Thornton LLP, independent certified public accountants, to incorporation of this report by reference into the issuer's Registration Statement on Form S-8.

          23.2(8) Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the issuer's Registration Statement on Form S-8.

          24(8)       Powers of Attorney

          27(8)       Financial Data Schedule.

----------

          (1) Filed as an Exhibit to Form S-18 dated March 8, 1989.

          (2) Filed as an Exhibit to Form 8-K dated September 30, 1996.

          (3) Filed as an Exhibit to Form S-8 filed August 7, 1998 (Registration No. 333-60983).

          (4) Filed as an Exhibit to Form 10-KSB for the fiscal year ended March 31, 1994 and incorporated herein by reference.

          (5) Filed as an Exhibit to Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference.

          (6) Filed as an Exhibit to Form 8-K dated May 26, 1998 and incorporated herein by reference.

          (7) Filed as an Exhibit to Form 8-K dated February 2, 1999 and incorporated herein by reference.

          (8) Filed herewith.

          (b) REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the fourth quarter of 1998.

                        United States Exploration, Inc. and Subsidiaries

                               Consolidated Financial Statements


                       Year ended December 31, 1998 and nine months ended
                                       December 31, 1997





                                            CONTENTS

Reports of Independent Auditors .......................................................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................................................F-3
Consolidated Statements of Operations..................................................................F-5
Consolidated Statements of Changes in Stockholders' Equity.............................................F-6
Consolidated Statements of Cash Flows .................................................................F-7
Notes to Consolidated Financial Statements ............................................................F-8

                         Report of Independent Auditors

Board of Directors
United States Exploration, Inc.

We have audited the accompanying consolidated balance sheet of United States Exploration, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Exploration, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that United States Exploration, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses and is currently in default of certain covenants of a note payable with a bank. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                         /s/ Ernst & Young LLP
Denver, Colorado
April 9, 1999

                         Report of Independent Auditors

Board of Directors
United States Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of United States Exploration, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Exploration, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the nine months then ended in conformity with generally accepted accounting principles.




                                             /s/ Grant Thornton LLP
Wichita, Kansas
March 6, 1998

                United States Exploration, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                                 DECEMBER 31
                                                            1998              1997
                                                        ------------      ------------

ASSETS
Current assets:
   Cash and cash equivalents                            $  1,000,661      $ 15,988,152
   Accounts receivable                                     2,980,700           562,016
   Due from related parties                                    4,761              --
   Inventory                                                   9,684            14,889
   Prepaid expenses, well costs and deposits                 806,947            31,267
   Assets held for sale                                    1,825,000              --
                                                        ------------      ------------
Total current assets                                       6,627,753        16,596,324

Property and equipment, at cost, net:
   Oil and gas property and equipment--
     full cost method                                     25,166,770         3,390,640
   Natural gas gathering systems                             977,050         1,367,267
   Building and equipment                                    295,046           392,644
                                                        ------------      ------------
                                                          26,438,866         5,150,551

Other assets:
   Land held for resale                                      700,000           700,000
   Natural gas stripping plant                                  --              20,000
   Equipment                                                    --              10,000
   Pipeline lease agreement, less accumulated
     amortization of $248,481 and $197,871 at
     December 31, 1998 and 1997, respectively                462,358           509,437
   Loan costs, less accumulated amortization
     of $44,695 at December 31, 1998                         429,076              --
                                                        ------------      ------------
                                                           1,591,434         1,239,437
                                                        ------------      ------------
Total assets                                            $ 34,658,053      $ 22,986,312
                                                        ============      ============

                                                                                              DECEMBER 31
                                                                                         1998               1997
                                                                                     ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  2,365,983       $    371,898
   Accrued liabilities                                                                    450,449             33,266
   Due to related parties                                                                  47,379             62,334
   Dividends payable                                                                         --              460,200
   Due bank under credit facility                                                      31,900,000               --
                                                                                     ------------       ------------
Total current liabilities                                                              34,763,811            927,698

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock - $.01 par value
     Authorized - 100,000,000 shares
       Series C Cumulative Convertible
     Issued and outstanding - 493,166 and 3,835,000
       shares at December 31, 1998
       and 1997, respectively (liquidation preference of
       $3,077,356 at December 31, 1998)                                                 2,958,996         23,010,000
   Common stock - $.0001 par value:
     Authorized - 500,000,000 shares
     Issued and outstanding - 15,480,194 and
       8,795,400 shares at December 31, 1998 and
       1997, respectively                                                                   1,548                880
Capital in excess of par value                                                         32,577,053         12,523,345
Accumulated deficit                                                                   (35,643,355)       (13,475,611)
                                                                                     ------------       ------------
Total stockholders' equity (deficit)                                                     (105,758)        22,058,614
                                                                                     ------------       ------------
Total liabilities and stockholders' equity (deficit)                                 $ 34,658,053       $ 22,986,312
                                                                                     ============       ============


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Operations



                                                                             NINE MONTHS
                                                         YEAR ENDED             ENDED
                                                         DECEMBER 31         DECEMBER 31
                                                             1998                1997
                                                        -------------       -------------

REVENUES
Sale of purchased gas                                   $     844,437       $     950,369
Sale of company produced oil and gas                        4,376,561           1,974,033
Operating fees, contracting, drilling and oil
   field supplies                                              58,923             110,183
                                                        -------------       -------------
                                                            5,279,921           3,034,585

COSTS AND EXPENSES
Gas acquisition costs                                         406,228             673,831
Gathering and transmission costs                              604,215             416,921
Production costs - oil and gas                              2,692,644           1,118,342
Other operating expenses                                      118,316             219,447
Depletion, depreciation and amortization                    4,087,740           1,765,475
Provision for impairment of assets                         15,351,978           6,320,401
General and administrative expenses                         2,157,044             841,193
                                                        -------------       -------------
                                                           25,418,165          11,355,610
                                                        -------------       -------------

Loss from operations                                      (20,138,244)         (8,321,025)

OTHER INCOME (EXPENSE)
Interest income                                               332,674             677,488
Interest expense                                           (1,431,563)             (2,092)
Other                                                         (14,040)             60,826
                                                        -------------       -------------
Net loss                                                  (21,251,173)         (7,584,803)
Preferred stock dividends applicable to the period         (1,034,933)         (1,421,226)
                                                        -------------       -------------
Net loss applicable to common stockholders              $ (22,286,106)      $  (9,006,029)
                                                        =============       =============
Basic and diluted loss per common share                 $       (1.67)      $       (1.06)
                                                        =============       =============
Weighted average common shares outstanding                 13,322,519           8,487,667
                                                        =============       =============


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

      Year ended December 31, 1998 and nine months ended December 31, 1997


                                                SERIES C                       COMMON STOCK
                                        ---------------------------      ---------------------------
                                          SHARES          AMOUNT           SHARES          AMOUNT
                                        ---------      ------------      -----------     ----------

Balance, March 31, 1997                 4,000,000      $ 24,000,000        8,312,358        $   831
  Issuance of common stock for
     compensation                              --                --           19,000              2
  Exercise of stock options                    --                --          133,700             14
  Conversion of preferred stock to
     common stock                        (165,000)         (990,000)         330,000             33
  Dividends on Series C
     preferred stock                           --                --               --             --
  Net loss for the period                      --                --               --             --
  Issuance of common stock                     --                --              342             --
                                        ---------      ------------      -----------       --------
Balance, December 31, 1997              3,835,000        23,010,000        8,795,400            880
  Conversion of preferred stock to
     common stock                      (3,341,834)      (20,051,004)       6,683,668            668
  Dividends on Series C
     preferred stock                           --                --            1,126             --
  Net loss for the year                        --                --               --             --
                                        ---------      ------------      -----------       --------
Balance, December 31, 1998                493,166      $  2,958,996       15,480,194       $  1,548
                                        =========      ============      ===========       ========


                                        CAPITAL IN
                                         EXCESS OF      ACCUMULATED
                                         PAR VALUE         DEFICIT            TOTAL
                                       ------------    -------------      -------------

Balance, March 31, 1997                $ 11,370,867     $  (3,989,582)    $ 31,382,116
  Issuance of common stock for
     compensation                            80,748               --            80,750
  Exercise of stock options                  80,737               --            80,751
  Conversion of preferred stock to
     common stock                           989,967               --                --
  Dividends on Series C
     preferred stock                             --       (1,901,226)       (1,901,226)
  Net loss for the period                        --       (7,584,803)       (7,584,803)
  Issuance of common stock                    1,026               --             1,026
                                       ------------    -------------      -------------
Balance, December 31, 1997               12,523,345      (13,475,611)       22,058,614
  Conversion of preferred stock to
     common stock                        20,050,336               --                --
  Dividends on Series C
     preferred stock                          3,372         (916,571)         (913,199)
  Net loss for the year                          --      (21,251,173)      (21,251,173)
                                       ------------    -------------      -------------
Balance, December 31, 1998             $ 32,577,053    $ (35,643,355)     $    (105,758)
                                       ============    =============      =============


See accompanying notes.

                        United States Exploration, Inc. and Subsidiaries

                             Consolidated Statements of Cash Flows


                                                                                                      NINE MONTHS
                                                                                  YEAR ENDED             ENDED
                                                                                  DECEMBER 31         DECEMBER 31
                                                                                     1998                1997
                                                                                 -------------       -------------

CASH FLOWS FROM OPERATIONS
Net loss                                                                         $ (21,251,173)      $  (7,584,803)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation, depletion and amortization                                        4,087,740           1,765,475
     Provision for impairment of assets                                             15,351,978           6,320,401
     Stock issued as compensation                                                         --                80,750
     Loss (gain) on sale of assets                                                      20,827             (21,089)
     Change in assets and liabilities, net of effect of
       acquisitions:
         (Increase) decrease in accounts receivable                                 (2,418,684)             28,221
         (Increase) decrease in due from related parties                                (4,761)              4,300
         Decrease in inventory                                                           5,205             137,512
         Increase in prepaid expenses                                                 (775,680)             (7,818)
         Increase (decrease) in accounts payable and
           accrued expenses                                                          2,411,268            (110,624)
         (Decrease) increase in due to related parties                                 (14,955)             47,119
         Other                                                                           1,999                --
                                                                                 -------------       -------------
Net cash (used in) provided by operating activities                                 (2,586,236)            659,444

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                (2,954,355)           (364,654)
Proceeds from sale of equipment                                                         62,865             229,573
Maturity of certificate of deposit                                                        --             1,500,000
Acquisition of oil and gas leases                                                  (39,559,220)               --
                                                                                 -------------       -------------
Net cash (used in) provided by investing activities                                (42,450,710)          1,364,919

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                                  31,900,000                --
Loan costs related to acquisition financing                                           (473,772)               --
Dividend paid on preferred stock                                                    (1,376,773)         (1,440,000)
Proceeds from exercise of stock options                                                   --                80,751
                                                                                 -------------       -------------
Net cash provided by (used in) financing activities                                 30,049,455          (1,359,249)
                                                                                 -------------       -------------

Net (decrease) increase in cash and cash equivalents                               (14,987,491)            665,114
Cash and cash equivalents, beginning of year                                        15,988,152          15,323,038
                                                                                 -------------       -------------
Cash and cash equivalents, end of year                                           $   1,000,661       $  15,988,152
                                                                                 =============       =============


Noncash investing and financing activities
   Conversion of preferred stock and accrued dividends to
shares of common stock                                                           $  20,051,004       $     990,000
   Preferred dividends paid with common stock                                            3,372               1,026
   Cash paid during the year for interest                                            1,152,144               2,092
   Liabilities assumed with acquisition                                                355,881                --


See accompanying notes

                United States Exploration, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY HISTORY AND NATURE OF OPERATIONS

United States Exploration, Inc. (the Company) was incorporated on January 9, 1989. The Company operates as a producer of oil and gas, as an operator of gas gathering systems and, prior to August 1997, as an owner of an oil field supply store and a contract oil field servicing business. The Company's operations are located in southeast Kansas, northeast Oklahoma and, effective May 1998, northeast Colorado. During 1997 the Company changed its year end from March 31 to December 31.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly-owned subsidiaries, USX Operating Co., Inc., Producers Service Incorporated, Performance Petroleum Corporation, Pacific Osage, Inc., Argas, Inc. and United States Gas Gathering Co., Inc. (formerly ZCA Gas Gathering, Inc.). On December 31, 1997, Argas, Inc. and USX Operating Co., Inc. were merged into United States Exploration, Inc. On January 20, 1999, the stock of Performance Petroleum Corporation, Pacific Osage, Inc. and United States Gas Gathering Co. Inc. was sold in two separate transactions. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 1998. Cash equivalents at December 31, 1997 are comprised primarily of $15,900,000 of Pharmacia and UpJohn Treasury Services AB Commercial Paper which matured January 7, 1998.

                        United States Exploration, Inc. and Subsidiaries

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method and is mainly comprised of miscellaneous oil field parts and supplies.

OIL AND GAS INTERESTS

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

PROPERTY AND EQUIPMENT

Property and equipment, exclusive of property and equipment included in the full cost pool, is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

         Leasehold improvements                                                           10 years
         Building (field headquarters)                                                    30 years
         Natural gas gathering systems                                                    17 years
         Equipment                                                                    3 to 7 years

Maintenance, repairs and renewals which neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of these assets are included in operations.

                United States Exploration, Inc. and Subsidiaries

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The capitalized pipeline lease agreement is being amortized using the straight-line method over the remaining term of the lease.

The capitalized loan costs are being amortized over the stated term of the credit facility.

INCOME TAXES

United States Exploration, Inc. and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are based on the liability method as prescribed by Statement of Financial Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting and tax reporting purposes.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for outstanding stock options. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the market price of the underlying stock on the date of grant exceeds the exercise price of Company's stock options, compensation expense would be recognized.

LOSS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock was converted into common stock. Basic and diluted loss per share are the same for all periods presented as the exercise of stock options and the conversion of preferred stock have an antidilutive effect on all periods.

                United States Exploration, Inc. and Subsidiaries

2. FINANCIAL RESULTS AND LIQUIDITY

The Company has incurred net losses of $21,251,173 and $7,584,803 for the year ended December 31, 1998 and the nine months ended December 31, 1997, respectively. Included in these amounts are provisions for impairment of assets of $15,351,978 and $6,320,401, respectively. In addition, the Company is not in compliance with certain covenants under a credit facility with a bank, and as a result, the loan may be called. Accordingly, $31,900,000 outstanding at December 31, 1998 under the credit facility has been classified as a current liability in the accompanying balance sheet. As more fully described in Note 18, the Company's management is evaluating its options and continuing its discussions with the bank.

3.  RELATED PARTY TRANSACTIONS

Effective August 12, 1997, the Company relocated its principal executive office from Independence, Kansas to Denver, Colorado and shares office space with Benson Mineral Group,, Inc. (BMG). In connection with that move, the Company entered into a cost and expense sharing agreement with BMG, a privately held Oklahoma corporation. The Company's current president is also the president, a director and sole shareholder of BMG. Pursuant to the cost and expense sharing agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based upon actual use of the facilities and personnel by the Company. During the year ended December 31, 1998, the Company paid or accrued $660,646 to BMG pursuant to this arrangement, of which $47,379 was payable at December 31, 1998. During the nine months ended December 31, 1997, the Company paid or accrued $229,345 to BMG, of which $62,324 was payable at December 31, 1997. The cost and expense sharing agreement is effective so long as the current president functions in such capacity. Prior to entering into the expense sharing agreement with BMG, the Company also paid $50,000 to BMG for consulting services rendered in 1997.

In addition, the Company entered into an executive employment agreement with its current president dated August 7, 1997. The agreement provides for a base salary of not less than $150,000 per year and bonuses at the discretion of the Board of Directors. It has an initial term of three years, but renews automatically for successive one-year terms unless terminated by either party. The agreement also provides for the granting of options to purchase shares of the Company's common stock (see Note 11).

                United States Exploration, Inc. and Subsidiaries

3.  RELATED PARTY TRANSACTIONS (CONTINUED)

In August 1997, each of the three retiring members of the Company's Board of Directors received 5,000 shares of the Company's common stock as compensation for past services. In addition, each of the three new members of the Board of Directors, excluding the Chairman of the Board, received 179,000 stock options at an option price of $4.13 per share. The three outside directors each received 3,879 shares of the Company's common stock in 1999 as payment for directors fees earned from April 1, 1998 through December 31, 1998.

4. OIL AND GAS PROPERTIES

The Company's oil and gas activities are conducted within the continental United States. The following schedules present capitalized costs at December 31, 1998 and 1997 and results of operations for producing activities for the year ended December 31, 1998 and nine months ended December 31, 1997. At December 31, 1998 and 1997, costs associated with acquisition and development activities of $51,803,057 and $14,681,417, respectively, are considered evaluated and subject to amortization.

                                                                   DECEMBER 31
                                                              1998              1997
                                                         ------------       ------------

Capitalized costs:
   Oil and gas properties                                $ 51,803,057       $ 14,681,417
   Accumulated depreciation, depletion
     amortization and valuation allowance                  26,636,287         11,290,777
                                                         ------------       ------------
Net capitalized costs                                    $ 25,166,770       $  3,390,640
                                                         ============       ============

Results of operations for producing activities:
   Oil and gas sales                                     $  4,376,561       $  1,974,033
   Production costs                                        (2,692,644)        (1,118,342)
   Depreciation, depletion and amortization                (3,669,802)        (1,464,479)
   Full cost pool valuation allowance                     (15,206,978)        (4,901,567)
                                                         ------------       ------------
Results of operations from producing activities
   (excluding overhead expenses)                         $(17,192,863)      $ (5,510,355)
                                                         ============       ============

Amortization per equivalent physical unit (barrels)
   of production (excludes full cost pool
   valuation allowance)                                  $       8.91       $      13.28
                                                         ============       ============

                United States Exploration, Inc. and Subsidiaries

4. OIL AND GAS PROPERTIES (CONTINUED)

Costs incurred in oil and gas acquisition and development activities are as follows:

                                             DECEMBER 31
                                        1998               1997
                                    ------------      ------------

Property acquisition costs          $ 39,559,220      $     53,075
Development costs                      1,583,158            67,200
                                    ------------      ------------
                                    $ 41,142,378      $    120,275
                                    ============      ============

Capitalized costs are subject to an annual test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues are required to be expensed. At December 31, 1998 and 1997, capitalized costs exceeded the present value of future net revenues by $15,206,978 and $4,901,567, respectively, which resulted in a write-down of the carrying value of the oil and gas properties.

For the year ended December 31, 1998, the primary reasons for the write-down of the carrying value of the oil and gas properties were: (1) lower oil and gas prices at December 31, 1998, (2) higher than originally anticipated operating and capital costs on the properties acquired from UPR, (3) the inability to establish for the purposes of year-end reserve estimates the extent of the Company's interest in certain formations within the UPR properties and (4) predictability of production from the Dakota formation of the UPR properties less than originally anticipated.

For the nine months ended December 31, 1997, the revision of previous quantity estimates was the primary reason for the write-down of the carrying value of the oil and gas properties.

                United States Exploration, Inc. and Subsidiaries

5. NATURAL GAS GATHERING SYSTEMS

Natural gas gathering systems consisted of the following:

                                                                  DECEMBER 31
                                                            1998               1997
                                                        ------------       ------------

Kansas systems                                          $  2,432,096       $  2,274,470
Oklahoma systems                                                --              750,188
                                                        ------------       ------------
                                                           2,432,096          3,024,658
Accumulated depreciation and valuation allowance          (1,455,046)        (1,657,391)
                                                        ------------       ------------
                                                        $    977,050       $  1,367,267
                                                        ============       ============

6. EQUIPMENT, LEASEHOLD IMPROVEMENTS AND BUILDING

Equipment, leasehold improvements and building consisted of the following:

                                                                 DECEMBER 31
                                                            1998            1997
                                                        ----------       ----------

Leasehold improvements                                  $    5,013       $     --
Building                                                      --            130,588
Oil field equipment                                        238,689          512,808
Autos and trucks                                           121,180          163,774
Office equipment and furniture                             210,260           52,124
                                                        ----------       ----------
                                                           575,142          859,294
Accumulated depreciation                                  (280,096)        (466,650)
                                                        ----------       ----------
                                                        $  295,046       $  392,644
                                                        ==========       ==========

7. LAND HELD FOR RESALE

The Company owns land located in Ingleside, Texas, which it acquired in July 1994. Until 1998, a refinery was located on 20 acres of the approximately 100 acres of undeveloped real estate.

                United States Exploration, Inc. and Subsidiaries

7. LAND HELD FOR RESALE (CONTINUED)

The refinery had been nonoperational since the early 1980s and marketing efforts for the refinery were unsuccessful. Management decided to dismantle and salvage the refinery and sell the real estate, writing down the refinery and land to a net realizable value of $700,000 by recognizing an impairment loss of $1,075,011 for the nine months ended December 31, 1997. During 1998, the Company spent approximately $145,000 to dismantle the refinery, but concluded the net realizable value of the land was still approximately $700,000. This resulted in an additional impairment loss of approximately $145,000 for the year ended December 31, 1998.

8. PIPELINE LEASE

The Company leases and operates a seventy-two mile gas pipeline under an operating lease which was acquired for a total cost of $707,308. The lease expires January 31, 2008 and requires minimum monthly payments of $6,500 per month. A volume rent adjustment is computed at each six-month anniversary date. The recomputed monthly rent is equal to the average monthly MCF's transported through the pipeline during the previous six months times $.08 but not less than $6,500. The maximum monthly rental under the formula is $13,600 a month. Average monthly MCF's transported during any six month period during the year ended December 31, 1998 and the nine months ended December 31, 1997 did not result in any volume rent adjustments. The agreement includes a purchase option for $1,800,000 which can be exercised at any time during the term of the lease.

                United States Exploration, Inc. and Subsidiaries

9. INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                                            DECEMBER 31
                                                                      1998               1997
                                                                  ------------       ------------

Deferred tax liabilities:
   Purchase accounting adjustment - book basis of
     acquired assets greater than
     tax basis - lease
     equipment                                                    $    176,377       $    193,586

Deferred tax assets:
   Net operating loss carryforwards                                  6,615,199          3,535,787
   Valuation allowance (natural gas stripping plant)                      --               39,520
   Oil and gas properties - full cost pool amortization
     greater than tax depletion                                      6,611,637            463,672
   Depreciation on equipment                                           328,518            371,825
                                                                  ------------       ------------
                                                                    13,555,354          4,410,804
   Less valuation allowance                                        (13,378,977)        (4,217,218)
                                                                  ------------       ------------
                                                                       176,377            193,586
                                                                  ------------       ------------
Net deferred amount                                               $       --         $       --
                                                                  ============       ============

The valuation allowance was increased by $9,161,759 and $3,942,125 at December 31, 1998 and 1997, respectively, to reduce the deferred tax asset to zero.

The Company is limited in its use of its net operating loss carryforwards. The Company may use, in any one tax year, up to $507,000 of net operating losses from carryforwards expiring in years before 2009 and up to $2,285,000 of net operating losses from carryforwards expiring after 2008, for a maximum of $9,724,000 in any one year.

                United States Exploration, Inc. and Subsidiaries

9. INCOME TAXES (CONTINUED)

The net operating loss carryforwards available to United States Exploration, Inc. for income tax purposes are as follows:

       EXPIRATION DATES
       ----------------

              2002                                                                         $     868,000
              2003                                                                             2,545,000
              2004                                                                             1,300,000
              2005                                                                               293,000
              2006                                                                               448,000
              2007                                                                                37,000
              2008                                                                             2,162,000
              2009                                                                               537,000
              2010                                                                               435,000
              2011                                                                               301,000
              2012                                                                             1,499,000
              2013                                                                             6,983,000
                                                                                           -------------
                                                                                           $  17,408,000
                                                                                           =============

10. MAJOR CUSTOMERS

The Company sold substantially all of its produced and purchased gas to six purchasers for the year ended December 31, 1998 and sold approximately 78% to four purchasers for the nine months ended December 31, 1997. The Company sold substantially all of its oil to five purchasers for the year ended December 31, 1998 and substantially all of its oil to two purchasers for the nine months ended December 31, 1997.

11. STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

Effective January 13, 1989, the Company adopted an Incentive Stock Option Plan (the Plan) and reserved a total of 1,000,000 common shares for issuance pursuant to the Plan. The Plan expired on January 13, 1999 and no new options can be granted. All options granted prior to the expiration remain outstanding until they have expired or been canceled.

Effective May 25, 1990, the Board of Directors adopted a Nonqualifying Stock Option Plan (NQSOP) for the benefit of nonemployee directors of the Company and others having rendered significant services to the Company. To date, an aggregate of 2,900,000 common shares have been reserved to be issued pursuant to the NQSOP. As of December 31, 1998 and 1997, there were 179,200 options available for issuance. The NQSOP is administered at the discretion of the compensation committee of the Board of Directors. Unless otherwise specified, the options expire ten years from the date of the grant.

In August 1997, the Company entered into an employment agreement with its current president which provided for the issuance of nonqualified stock options. A total of 4,000,000 options were issued with 1,000,000 shares each being exercisable at $4.50, $6.00, $9.00 and $12.00 per share. The options exercisable at $4.50 and $6.00 were exercisable immediately and the remaining options became exercisable in August 1998. The options have a ten-year life.

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

A summary of the Company's stock option plans as of December 31, 1998 and 1997 is presented below. No compensation expense related to stock options granted in 1998 was recorded as the option exercise prices were greater than the fair market value on date of grant.

                                                            WEIGHTED AVERAGE
                                                SHARES       EXERCISE PRICE
                                              ----------    ----------------

Outstanding at March 31, 1997                    203,700       $   1.28
   Granted                                     4,562,000           7.41
   Exercised                                    (133,700)           .60
                                              ----------
Outstanding at December 31, 1997               4,632,000           7.34
   Granted                                       225,600           4.00
   Expired                                       (40,000)          3.00
                                              ==========
Outstanding at December 31, 1998               4,817,600           7.22
                                              ==========

Options exercisable at December 31, 1997       2,612,000           4.94
                                              ==========
Options exercisable at December 31, 1998       4,577,000           7.39
                                              ==========

Options outstanding at December 31, 1998 have exercise prices ranging from $2 to $12 with a weighted-average contractual life of 8.65 years. They can be summarized as follows:

                                         EXERCISE                             REMAINING
           SHARES                          PRICE                                 LIFE
         ---------                       ---------                            ---------

            55,000                       $2.00-3.25                       3.25 - 5.5 years
           762,600                        4.00-4.25                       8.66 - 9.5 years
         1,000,000                             4.50                             8.66 years
         1,000,000                             6.00                             8.66 years
         1,000,000                             9.00                             8.66 years
         1,000,000                            12.00                             8.66 years
        ----------
         4,817,600
        ==========

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the minimum value method available to nonpublic companies under SFAS 123. Under this method, option value is determined as the excess of the fair value of the stock at the date of grant over the present value of both the exercise price (lump sum) and the expected dividend payments (annuity), each discounted at the risk-free rate, over the expected exercise life of the option. A risk-free interest rate of 5.25%, a dividend yield of 0%, a volatility factor of .63 and .61 for 1998 and 1997, respectively, and a weighted-average expected life of five years were applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per share for the year ended December 31, 1998 and nine months ended December 31, 1997 are as follows:

                                                                            1998               1997
                                                                       -------------      -------------

Net loss - as reported                                                 $ (21,251,173)     $  (7,584,803)
Net loss - pro forma                                                     (24,623,587)       (17,453,029)
Basic loss per common share - as reported                                     (1.67)             (1.06)
Basic loss per common share - pro forma                                       (1.93)             (2.22)
Weighted average fair value of options granted
 during the period                                                             1.81               2.93

12. SERIES C CONVERTIBLE PREFERRED STOCK

In late 1996, the Company completed a private placement of 4,000,000 shares of Series C convertible Preferred Stock at $6.00 per share. Total proceeds received were $24,000,000. The stock carries an 8% cumulative per annum dividend and is convertible at the option of the holder into two shares of Company common stock for each share of Series C Preferred Stock. This conversion rate is subject to adjustment for common stock dividends, additional common stock issuances, or any stock rights and warrant issuances. The Series C Preferred Stock has a liquidation preference of $6.00 per share, plus accrued and unpaid dividends. The Company may redeem the stock at the price of $6.00 per share plus accrued and unpaid dividends.

                United States Exploration, Inc. and Subsidiaries

12. SERIES C CONVERTIBLE PREFERRED STOCK (CONTINUED)

During 1998, 3,341,834 shares of Series C Convertible Preferred Stock were converted into 6,683,668 shares of common stock, leaving 493,166 shares of Series C Convertible Preferred Stock outstanding on December 31, 1998. Dividends were declared and paid for all of 1997 and for the first two quarters of 1998. No dividends have been declared for the last two quarters of 1998. Dividends applicable to the last two quarters total $118,360. The Company has commitment letters from two holders of the preferred stock wherein 67,000 shares of preferred stock are to be converted to 134,000 shares of common stock effective June 30, 1998, but at December 31, 1998 the preferred stock certificates had not been received for conversion. Subsequent to December 31, 1998, a certificate covering 50,000 shares of the committed 67,000 shares was received.

13. ACQUISITIONS

On May 15, 1998, the Company acquired from Union Pacific Resources Company
(UPR), all of UPR's working interests in producing oil and gas wells in 34 oil and gas fields in the Wattenberg area of the Denver-Julesburg Basin in northeastern Colorado. The purchase price for the wells, as adjusted, was approximately $39,560,000. Included in accounts receivable at December 31, 1998 is $1,686,118 due from UPR as a final settlement of the purchase price. At the closing of the acquisition, the Company also entered into an Exploration Agreement with UPR giving the Company the right to explore and develop all of UPR's undeveloped acreage in the area, excluding certain acreage already committed to other agreements.

The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company must drill 15 commitment wells during the first 18 months and 20 commitment wells during each succeeding 12-month period for up to five 12-month option periods. If the Company does not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period. The Company has negotiated (but has not finalized) an amendment to the Exploration Agreement wherein certain future deepenings and reentries of wells will qualify as commitment wells during the initial 18-month period. Deepenings and reentries of wells require less capital than drilling of new wells.

                United States Exploration, Inc. and Subsidiaries

14. IMPAIRMENT OF ASSETS

During the nine months ended December 31, 1997, the Company decided to concentrate its efforts on the core business of oil and gas production. As a result, in addition to its decision to discontinue its drilling and service business, the Company closed its supply store and identified certain equipment for disposal. This process resulted in an additional provision for impairment of $151,000. All significant equipment items identified for disposal had been sold as of December 31, 1997.

The Company also determined that the crude oil refinery located on the land held for sale was not a part of the assets directly related to its core business and that long-term development efforts of real estate or disposition of the refinery were not consistent with its business plan. Management also concluded that carrying costs of the refinery and real estate could be eliminated by accelerated sales efforts, and that the proceeds from that sale could be immediately put to use in the Company's core business. Based on this decision, the refinery (not operational since the early 1980s) was determined to have negligible value after considering clean-up and dismantling costs. The real estate and refinery were written down $1,075,011 to their estimated fair market value of $700,000, based on the estimated proceeds of a sale occurring in the reasonably near future. During the year ended December 31, 1998, the Company dismantled the refinery at a cost of $145,000, which was considered an additional impairment expense.

For the nine months ended December 31, 1997, the Company determined that it would discontinue operating certain segments of its natural gas gathering system in Kansas and Oklahoma. The Company recorded a $172,823 impairment provision to reduce the carrying value of these assets to their estimated net realizable value.

The Company recorded a write-down of the oil and gas properties and equipment, based upon the full cost pool ceiling test, of $15,206,978 at December 31, 1998 and $4,901,567 at December 31, 1997. See Notes 4 and 19 for additional information regarding the oil and gas property and equipment write-down.

Subsequent to December 31, 1997, the Company sold the natural gas stripping plant held for sale. Based upon that sale, the Company provided an additional provision for impairment of $20,000 at December 31, 1997.

During the last quarter of the year ended December 31, 1998, the Company recorded additional depletion of $2,258,311 based upon the December 31, 1998 reserve study.

                United States Exploration, Inc. and Subsidiaries

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No.107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Such information is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. The fair value of the Company's financial instruments, consisting of cash and cash equivalents and borrowings under the credit facility, are considered to approximate their carrying amounts in the Company's balance sheet.

16. COMMITMENTS

The Company entered into a 117 month lease, effective July 1, 1998, for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The Company has incurred costs of approximately $100,000 for leasehold improvements, substantially all of which were incurred subsequent to December 31, 1998. The approximate minimum aggregate rental commitment under the office space lease is as follows:

              1999                                                                           $   177,804
              2000                                                                               177,804
              2001                                                                               177,804
              2002                                                                               177,804
              2003                                                                               219,150
              Thereafter                                                                         989,961
                                                                                             -----------
                                                                                             $ 1,920,327
                                                                                             ===========

The Company has committed to drill 15 wells by November 30, 1999 under the Exploration Agreement which is a part of the acquisition of properties from UPR (see Note 13). At December 31, 1998 no wells have been drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled will be due UPR, resulting in a total of $1,875,000 if no commitment wells are drilled by November 30, 1999. See Note 13 for further details of an amendment to the Exploration Agreement which will reduce the capital required to fulfill this commitment.

                United States Exploration, Inc. and Subsidiaries

17. ASSETS HELD FOR SALE

On January 20, 1999, the Company sold, effective as of December 31, 1998, the stock of three wholly owned subsidiaries. Performance Petroleum Corporation and Pacific Osage, Inc. were sold in one of the transactions for $650,000. United States Gas Gathering Co., Inc. was sold in the other transaction for $1,175,000. As required by the Company's credit agreement with its lender, proceeds were used to reduce the Company's borrowings. The underlying properties sold consisted of the following:

Current assets                                                                                $   134,542
Natural gas gathering systems, net                                                                371,622
Oil and gas property and equipment, net                                                         1,159,076
Building and other equipment, net                                                                 218,203
                                                                                              -----------
                                                                                                1,883,443
Current liabilities                                                                               (58,443)
                                                                                              -----------
                                                                                              $ 1,825,000
                                                                                              ===========

18. CREDIT AGREEMENT

In connection with the acquisition of the UPR properties, the Company entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the Credit Agreement). The maximum available borrowings under the Credit Agreement were initially set at $35 million, subject to periodic redeterminations of the borrowing base. The Company borrowed $29 million under the Credit Agreement to pay a portion of the purchase price of the UPR properties, and the balance was paid with the Company's existing funds. Principal is repayable in 20 quarterly installments beginning March 31, 2000. Interest is generally payable on a quarterly basis at a rate, selected by the Company, which is determined by reference to LIBOR or the lender's reference rate plus varying margins. At December 31, 1998, the outstanding loan balance of $31.9 million bore interest at rates varying from 7.6875% to 8.5% per annum. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company's oil and gas properties. The Credit Agreement prohibits the payment of dividends on Common Stock and prohibits the payment of dividends on the Series C Preferred Stock for periods ending after June 30, 1999. Prior to June 30, 1999, no dividend can be paid on the Series C Preferred Stock if a default under the Credit Agreement exists or would exist after the payment.

                United States Exploration, Inc. and Subsidiaries

18. CREDIT AGREEMENT (CONTINUED)

At September 30, 1998 and December 31, 1998, the Company did not meet certain financial ratios and net worth requirements contained in the Credit Agreement. The Credit Agreement requires the Company to have a ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense of not less than 2.75:1, a ratio of current assets to current liabilities of not less than 1:1, and to maintain tangible net worth of at least $20 million.

As a result of the Company's failure to meet these ratios and requirements at December 31, 1998, the loan is in default and can be called by the bank, Therefore, the Company is required by generally accepted accounting principles to classify the entire $31,900,000 due to the lender as a current liability even though the loan is payable by its terms over a five-year period beginning March 31, 2000 as follows:

                 1999                                              $         --
                 2000                                                 8,000,000
                 2001                                                 7,500,000
                 2002                                                 7,000,000
                 2003                                                 7,000,000
                 Thereafter                                           2,400,000
                                                                   ------------
                                                                   $ 31,900,000
                                                                   ============

As of April 9, 1999, the Company's bank had not yet completed its review of reserves or established a new borrowing base level for the Company. Based on preliminary reports provided to the bank, it has advised that the new borrowing base level will most likely be established within a range between $21 and $26 million dollars. However, the bank has provided no commitment that the borrowing base will be established within this range. These amounts are substantially less than the outstanding loan balance on April 9, 1999 of $32 million.

The Company has not yet established with the bank a plan for eliminating the anticipated borrowing base deficiency. However, the Company has begun discussions with the bank and is evaluating its options.

                United States Exploration, Inc. and Subsidiaries

19. OIL AND GAS INFORMATION (UNAUDITED)

The estimates of the Company's proved oil and gas reserves are based upon evaluations prepared by independent petroleum engineers as of December 31, 1998 and 1997. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas.

                                                                       DECEMBER 31
                                           ---------------------------------------------------------------------
                                                          1998                              1997
                                           -------------------------------      --------------------------------
                                                 Oil              Gas               Oil               Gas
                                               (bbls)            (mmcf)            (bbls)           (mmcf)
                                               ------            ------            ------           ------

Proved developed and
   undeveloped reserves,
   beginning of period                           252,215            2,518           792,430             9,708

Revisions of previous estimates                    7,556              (21)         (475,612)           (6,916)
Production                                      (140,112)          (1,650)          (64,603)             (274)
Purchase of minerals in place                  2,238,422           58,863                --                --
Dispositions of minerals
   in place (See Note 17)                       (142,441)            (739)
                                              ----------          -------         ---------           -------


Proved developed and
   undeveloped reserves,
   end of period                               2,215,640           58,971           252,215             2,518

Proved developed reserves:
   Beginning of period                           207,202            1,565          647,870              6,377
   End of period                                 717,419           23,237          207,202              1,565

                United States Exploration, Inc. and Subsidiaries

19. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

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

The following schedules present the standardized measure of estimated discounted future net cash flows from the Company's proved reserves and an analysis of the changes in these amounts for the periods indicated. Estimated future cash flows are determined by using period-end prices for December 31, 1998 and 1997 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. Estimated future production and development costs are based on economic conditions at December 31, 1998 and 1997. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 1998 and 1997, and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                     RELATING TO PROVED RESERVES (UNAUDITED)

                                                             DECEMBER 31
                                                       1998                1997
                                                  -------------       -------------

Future cash inflows                               $ 129,807,936       $  10,090,059
Future production and development costs             (71,530,056)         (5,554,269)
                                                  -------------       -------------
Future net cash flows                                58,277,880           4,535,790
10% annual discount for estimated timing of
   cash flows                                       (33,111,110)         (1,145,150)
                                                  -------------       -------------
Standardized measure of discounted future
   net cash flows                                 $  25,166,770       $   3,390,640
                                                  =============       =============

                United States Exploration, Inc. and Subsidiaries

19. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

                                                                           NINE MONTHS
                                                          YEAR ENDED          ENDED
                                                         DECEMBER 31       DECEMBER 31
                                                             1998              1997
                                                        -------------      -------------

Amount at beginning of period                           $  3,390,640       $  9,537,329

Sales of minerals in place                                  (860,754)              --
Sales and transfers of oil and gas production,
   net of production costs                                (1,683,918)          (855,691)
Development costs incurred                                      --               67,200
Revisions of previous quantity estimates, net
   of changes in previous estimates of development
   and production costs and timing revisions                    --           (5,518,632)
Purchase of minerals in place                             25,950,822               --
Accretion of discount                                           --              953,733
Net changes in prices and production costs                (1,630,020)          (892,497)
Net change in income taxes                                      --               99,198
                                                        ------------       ------------
                                                          21,776,130         (6,146,689)
                                                        ------------       ------------
Amount at end of period                                 $ 25,166,770       $  3,390,640
                                                        ============       ============

                                   SIGNATURE

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED STATES EXPLORATION, INC.


                                       By: /s/ Bruce D. Benson
                                           -------------------------------------------
                                           Bruce D. Benson, President, Chief Executive
                                           Officer and Chairman of the Board

                                       Date: April 15, 1999
                                            ------------------------------------------


          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                    Title                                   Date
----------                                                    -----                                   ----

/s/ Bruce D. Benson                                  President, Chief Executive                  April 15, 1999
-----------------------------------                  Officer, and Chairman of
Bruce D. Benson                                      the Board of Directors

/s/ F. Michael Murphy                                Vice President, Chief Financial             April 15, 1999
-----------------------------------                  Officer and Secretary
F. Michael Murphy

/s/ Randall L. Rogers                                Chief Accounting Officer                    April 15, 1999
-----------------------------------
Randall L. Rogers

Thomas W. Gamel                                      Director                                    April 15, 1999
Robert J. Malone                                     Director                                    April 15, 1999
Richard L. Robinson                                  Director                                    April 15, 1999

By: /s/ F. Michael Murphy
    --------------------------------
    F. Michael Murphy
    Attorney-In-Fact

                                 EXHIBIT INDEX


          EXHIBIT
          NUMBER                    DESCRIPTION
          ------                    -----------

          3.1(1) Articles of Incorporation of the Company as filed on January 9, 1989, with the Secretary of State of the State of Colorado.

          3.2(1)      By-laws of the Company.

          3.3(1)      Articles of Amendment of the Company filed on June 7,
                      1990 with the Secretary of State of the State of Colorado.

          3.4(2) Articles of Amendment of the Company as filed with the Secretary of State of the State of Colorado on September
                      24, 1996.

          3.5(3)      Amended and Restated Bylaws of the Company.

          10.1(1)     1989 Incentive Stock Option Plan of the Company.

          10.2(1)     1990 Non-Qualifying Stock Option Plan.

          10.3.1(4)   Lease Agreement between Mid-America Pipeline Company and
                      Producers Service, Incorporated.

          10.3.2(4)   Amendment to Lease Agreement between Mid-America Pipeline
                      Company and Producers Service, Incorporated.

          10.4(5) Executive Employment Agreement, dated August 7, 1997, by and between the Company and Bruce D. Benson.

          10.5(5) Cost and Expense Sharing Agreement, dated August 7, 1997, by and between the Company and Benson Mineral Group, Inc.

          10.6(5)     Form of Non-Qualified Stock Option Agreement.

          10.7(6)     Purchase and Sale Agreement between the Company and Union
                      Pacific Resources Company dated April 10, 1998.

          10.8(6)     Exploration Agreement between the Company and Union
                      Pacific Resources Company dated May 15, 1998.

          10.9(6)     Credit Agreement dated as of May 15, 1998 among the
                      Company and ING (U.S.) Capital Corporation.

          10.10(6) Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement from United States Exploration,
                      Inc. to ING (U.S.) Capital Corporation, dated May 15,
                      1998.

          10.11(6) Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement from Performance Petroleum Co.,
                      United States Gas Gathering Co., Inc. and Pacific Osage,
                      Inc. to ING (U.S.) Capital Corporation, dated May 15,
                      1998.

          10.12(6)    Pledge Agreement made as of May 15, 1998, by United
                      States Exploration, Inc., in favor of ING (U.S.) Capital
                      Corporation.

          10.13(6)    Guaranty made as of May 15, 1998, by Performance
                      Petroleum Co., United States Gas Gathering Co., Inc.,
                      Pacific Osage, Inc. and Producers Service Incorporated, in favor of ING (U.S.) Capital Corporation.

          10.14(7)    Pipeline Purchase Agreement between USGG and Northern
                      Osage Gas Association L.L.C. dated as of December 31,
                      1998.

          10.15(7) Stock Purchase Agreement between the Company and the several buyers named therein relating to the sale of USGG dated as of December 31, 1998.

          10.16(7)    Stock Purchase Agreement between the Company and Demetrie
                      D. Carone relating to the sale of Pacific and Performance dated as of December 31, 1998.

          10.17(8)    Directors Fee Stock Plan

          10.18(8)    Office Lease Agreement between the Company and EOP-One
                      Civic Center Plaza, L.L.C. dated October 15, 1998.

          21(8)       List of the Company's subsidiaries.

          23.1(8) Consent of Grant Thornton LLP, independent certified public accountants, to incorporation of this report by reference into the issuer's Registration Statement on Form S-8.

          23.2(8) Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the issuer's Registration Statement on Form S-8.

          24(8)       Powers of Attorney

          27(8)       Financial Data Schedule.

----------

          (1) Filed as an Exhibit to Form S-18 dated March 8, 1989.

          (2) Filed as an Exhibit to Form 8-K dated September 30, 1996.

          (3) Filed as an Exhibit to Form S-8 filed August 7, 1998 (Registration No. 333-60983).

          (4) Filed as an Exhibit to Form 10-KSB for the fiscal year ended March 31, 1994 and incorporated herein by reference.

          (5) Filed as an Exhibit to Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference.

          (6) Filed as an Exhibit to Form 8-K dated May 26, 1998 and incorporated herein by reference.

          (7) Filed as an Exhibit to Form 8-K dated February 2, 1999 and incorporated herein by reference.

          (8) Filed herewith.