Form 10KSB/A
period 1998-12-31
UNITED STATES EXPLORATION INC
filed 1999-04-30
CIK 847074

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A



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


                      DOCUMENTS INCORPORATED BY REFERENCE:


         None.


Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

                               TABLE OF CONTENTS



PART I                                                                                                         PAGE
                                                                                                               ----

         Items 1 and 2.    Description of Business and Properties.......................................          1

         Item 3.           Legal Proceedings............................................................          9

         Item 4.           Submission of Matters to a Vote of
                           Security Holders ............................................................          9

PART II

         Item 5.           Market for Common Equity and Related
                           Stockholder Matters..........................................................          9

         Item 6.           Management's Discussion and Analysis or
                           Plan of Operation...........................................................          10

         Item 7.           Financial Statements........................................................          17

         Item 8.           Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure ....................................          17

PART III

         Item 9.           Directors, Executive Officers, Promoters and Control
                           Persons; Compliance With Section 16(a) of the Exchange Act..................          18

         Item 10.          Executive Compensation......................................................          21

         Item 11.          Security Ownership of Certain Beneficial Owners and Management..............          23

         Item 12.          Certain Relationships and Related Transactions..............................          25

         Item 13.          Exhibits and Reports on Form 8-K ...........................................          25

Signature Page ........................................................................................
Index to Financial Statements..........................................................................

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          On May 19, 1998 the Company engaged Ernst & Young LLP as its independent auditors for the year ending December 31, 1998, as approved by the Board of Directors upon recommendation of the Company's audit committee and simultaneously dismissed Grant Thornton, LLP.

          The reports of Grant Thornton, LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

          Since the beginning of the Company's fiscal year ended March 31, 1996, there were no disagreements with Grant Thornton, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Grant Thornton, LLP, would have caused Grant Thornton, LLP to make reference to the matter in their report on the Company's financial statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

         Name                               Age               Position
         ----                               ---               --------
         Bruce D. Benson                    60                Chairman of the Board of Directors, Chief
                                                              Executive Officer and President
         Thomas W. Gamel                    59                Director
         Robert J. Malone                   54                Director
         Richard L. Robinson                69                Director
         F. Michael Murphy                  57                Chief Financial Officer, Vice President and
                                                              Secretary
         Murray N. Brooks                   56                Vice President of Operations
         Randall L. Rogers                  43                Treasurer
         John Wallace                       39                Vice President of Exploration and Acquisitions
         Kenton M. Scroggs                  47                Vice President-Finance
         Shirley Kovar                      49                Vice President-Land

         Bruce D. Benson has been the Chairman of the Board of Directors, Chief Executive Officer and President of the Company since August 1997. Since 1965, Mr. Benson has been the owner and president of Benson Mineral Group, Inc. ("BMG"), a privately held company involved in oil and gas production, gas processing and oil and gas pipeline operations. BMG and Mr. Benson have also been active investors in a variety of other industries including real estate, banking, mortgage servicing, cable television, management of real estate investment trusts and franchise restaurants. Mr. Benson is a director of Asset Investors Corporation, a publicly held company listed on the New York Stock Exchange, and Commercial Assets, Inc., a publicly held company listed on the American Stock Exchange. He is a trustee and past president and past chairman of the Denver Area Council of the Boy Scouts of America, Chairman of the Denver Zoological Foundation, National Chairman of the University of Colorado Comprehensive Capital Campaign and past chairman of the Colorado Commission on Higher Education.

         Thomas W. Gamel has been a director of the Company since August 1997. Since 1992, Mr. Gamel has served as chairman of Rockmont Value Investors, Ltd., a privately held investment company. He has been an owner and director of Timpte Industries, Inc., a diversified private holding company, since 1970, and is an owner and director of several other private companies. Mr. Gamel is a certified public accountant.

         Robert J. Malone has been a director of the Company since August 1997. From 1992 to 1996, Mr. Malone was the chairman and chief executive officer of Colorado National Bank of

Denver, Colorado (now US Bank of Denver, Colorado) and has continued as the chairman of the board since 1996. From 1990 to 1992, he was chairman of the board, president and chief executive officer of Western Capital Investment Inc. and its principal subsidiary, Bank Western. Western Capital was merged into First Bank Systems, Inc. (now U.S. Bancorp) in December 1992. He presently serves on the Board of Commercial Assets, Inc., a publicly held company listed on the American Stock Exchange. Mr. Malone has served on the boards of several community and charitable organizations, including the Denver Metro Chamber of Commerce, and is currently Chairman of the Board of Trustees of Colorado's Ocean Journey and a Trustee of Regis University. He is past-president of the Young Presidents Organization and past chairman of the board of Regis University.

         Richard L. Robinson has been a director of the Company since August 1997. Since 1975, Mr. Robinson has served as chairman of the board and chief executive officer of Robinson Dairy, Inc., a privately held dairy company. He also serves on the Board of Directors of several other companies, including Asset Investors Corporation, a publicly held company listed on the New York Stock Exchange, and Columbia/Health One. In addition to serving on the Board of Directors of the Milk Industry Foundation, Mr. Robinson serves on the Boards of many charitable and community organizations including Rose Community Foundation, Regis University and Children's Hospital of Denver, Colorado.

         F. Michael Murphy was appointed Chief Financial Officer, Vice
President and Secretary of the Company in August 1997. He has been employed by BMG since 1977, first as tax manager and since 1980 as chief financial officer. Mr. Murphy is a certified public accountant, having begun his career with Arthur Young (now Ernst & Young).

         Murray N. Brooks has been the Vice President of Operations of the Company since August 1997. Mr. Brooks has more than 30 years experience in the oil and gas industry. He has been employed by BMG since 1984. During that time he has worked in virtually every aspect of BMG's business with special emphasis on management, engineering, production and drilling. From 1965 through 1984, Mr. Brooks was employed by Husky Oil Company, rising to the division manager of the Mid-Continent Region with overall responsibility for engineering.

         Randall L. Rogers has been Treasurer of the Company since August 1997. He has been employed by BMG since 1985. Until 1996, he was BMG's tax manager and since that time he has been its controller. Mr. Rogers is a Certified Public Accountant.

         John Wallace was appointed Vice President of Exploration and Acquisitions in May 1998. For more than five years prior to joining the Company, Mr. Wallace was President of The Esperanza Corporation, a privately held oil and gas acquisition company, and Vice President of Dual Resources, Inc., a privately held oil and gas exploration company. Esperanza has effected more than 25 acquisitions of producing properties throughout the United States. In addition, Esperanza formed and administered royalty programs for private investors, primarily in the Rocky Mountain region, and has participated in a number of international exploration projects. Dual Resources is in the business of generating and selling exploration prospects, several of which have resulted in new field discoveries.

         Kenton M. Scroggs was appointed Vice President - Finance of the
Company on September 29, 1998. Mr. Scroggs currently provides services to the Company as an independent consultant rather than as an employee. Prior to his appointment as an officer of the Company, Mr. Scroggs was employed by Forest Oil Corporation where he served as Vice President and Treasurer from 1993 through 1997.

         Shirley Kovar was appointed Vice President-Land of the Company in January 1999. Ms. Kovar joined UXP in April 1998 as Manager of the Land Department. Prior to that she worked as an independent consultant in the oil and gas industry for more than five years. Ms. Kovar has more than 27 years of experience in the industry and is a member of the American, Colorado and Denver Bar Associations.

         Directors are elected annually to serve until the next annual meeting of shareholders and until their successors are elected. Executive officers serve at the pleasure of the Board. There is no family relationship between any of the Company's directors or executive officers. Messrs. Benson, Murphy, Brooks and Rogers continue to serve as officers of BMG and do not devote their full business time to the Company.

BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

         During 1998, the Company's Board of Directors met 11 times and took action three times by unanimous written consent. Each of Messrs. Benson, Gamel, Malone and Robinson were present, either in person or by telephone, at each meeting of the Board of Directors and each committee of which he was a member during the period he served as a director.

         The Board of Directors of the Company maintains a standing Audit Committee and a standing Compensation Committee. The Audit Committee is responsible for reviewing and evaluating the Company's financial controls and financial reporting obligations. The members of the Audit Committee are Messrs. Gamel (Chairman), Malone and Robinson. The Compensation Committee is responsible for reviewing and evaluating the duties and performance of the Company's officers and key employees and making recommendations concerning their compensation. The members of the Compensation Committee are Messrs. Malone (Chairman), Gamel and Robinson. During 1998, the Audit Committee met once and the Compensation Committee met once. The Company does not maintain a standing nominating committee.

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors who is not an employee of the Company is entitled to receive $1,000 for each Board meeting and $500 for each committee meeting not held in conjunction with a Board Meeting attended in person or by telephone. Effective April 1, 1998, the Board of Directors adopted a Director's Fee Stock Plan whereunder directors fees are paid in common stock of the Company rather than in cash. The number of shares issued to each outside director each year is determined by dividing the director's fees earned by that director during the year by the average of the trading prices of the Company's common stock on the first and last trading days of the year. If a director joins or leaves the Board during the year, the day of his appointment or resignation is substituted for the first or last trading day in that calculation. For their services from April 1 through December 31, 1998, the Company's outside directors were each issued 3,879 shares of stock under this plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock. The Company believes that all such Section 16(a) reports were filed on a timely basis during the fiscal year ended December 31, 1998, except as follows: Kenton M. Scroggs, who was elected Vice President - Finance of the Company on September 29, 1998, filed his initial statement of beneficial ownership on Form 3 on December 7, 1998 and Shirley Kovar, who was elected Vice President-Land of the Company on January 13, 1999, filed her initial statement of beneficial ownership on Form 3 on April 8, 1999.

ITEM 10.       EXECUTIVE COMPENSATION

         The following table summarizes the total compensation of the Chief Executive Officer, who was the only executive officer of the Company whose compensation exceeded $100,000 for services rendered during 1998 (the "Named Executive Officer").


                           Summary Compensation Table
                           --------------------------

                                                             Annual Compensation                 Long-Term Compensation
                                                             --------------------                ----------------------

                                                                    Salary                        Securities Underlying
Name and Principal Position                  Year                     ($)                               Options (#)
---------------------------                  ----                    -----                        ---------------------
Bruce D. Benson, Chairman
of the Board, Chief Executive
Officer and President                        1998                  $150,000                                    --
                                             1997(1)                 53,077                                 4,000,000

-------------
(1)  From commencement of employment on August 7, 1997 through December 31,
     1997.

         No options were granted to or exercised by the Named Executive Officer during 1998. The following table sets forth the value of unexercised options held by the Named Executive Officer at December 31, 1998:


                           1998 Year-End Option Values
                           ---------------------------

                                                 Number of Securities
                                                Underlying Unexercised                   Value of Unexercised
                                                   Options at Fiscal                     In-the-Money Options
                                                     Year End (#)                         at Fiscal Year end
Name                                           Exercisable/Unexercisable                         ($)
----                                           -------------------------                 -------------------
Bruce D. Benson                                       4,000,000/0                                 (1)

-----------
(1) None of the unexercised options reflected in the table were in-the-money as of December 31, 1998, based upon the last sales price of the Common Stock on The American Stock Exchange on December 31, 1998 of $1.5625.

EMPLOYMENT AGREEMENT

         The Company has an employment agreement with Mr. Benson dated August 7, 1997. The employment agreement provides for a base salary of not less than $150,000 per year and bonuses at the discretion of the Board of Directors. It has an initial term of three years, but renews automatically for successive one-year terms unless terminated by either party. During the initial or any renewal term, Mr. Benson's employment may be terminated at any time by the Board of Directors, with or without cause, but Mr. Benson may terminate only upon the occurrence of certain events, including a change in control of the Company as defined in the employment agreement. The Company would not be required to pay Mr. Benson any compensation as a result of or after any termination of his employment. Mr. Benson is not required to devote his full business time to the Company.

         Pursuant to his employment agreement, Mr. Benson received options to acquire up to 4,000,000 shares of the Company's Common Stock. Of those options, options to acquire 1,000,000 shares at $4.50 per share and 1,000,000 shares at $6.00 per share vested immediately and options to purchase 1,000,000 shares at $9.00 per share and 1,000,000 shares at $12.00 per share vested on August 7, 1998. All of the options have a term of ten years from the date of the employment agreement. However, the options would expire 90 days after the termination of Mr. Benson's employment for cause, as defined in the employment agreement, or one year after Mr. Benson's death or disability. The termination of employment for any other reason would not affect the term of the options.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth as of March 31, 1999 the beneficial ownership of each class of the Company's equity securities by the Named Executive Officer, each director of the Company and all directors and executive officers as a group. The table also reflects the beneficial ownership of each class of the Company's voting securities by each person known by the Company to own beneficially more than 5% of any such class. Shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days are treated as outstanding for the purpose of computing the beneficial ownership of the person who holds the options, but not for the purpose of computing the percentage ownership of any other person or group. To the Company's knowledge, the shareholders listed below have sole voting and investment power, except as otherwise noted. All information is based upon filings with the Securities and Exchange Commission or upon information provided to the Company.



                                                                             Common Stock
                                                              -------------------------------------------

                                                                 Number
Name and Beneficial Owner                                       of Shares             Percent of Class(1)
-------------------------                                     ------------            -------------------
Bruce D. Benson                                                4,220,100(2)                 21.65%
1560 Broadway, Suite 1900
Denver, CO 80202

Thomas W. Gamel                                                  392,667(3)                  2.51%
700 Broadway, Suite 800
Denver, CO 8022

Robert J. Malone                                                 309,479(4)                  1.97%
335 St. Paul St.
Denver, CO 80202

Richard L. Robinson                                              308,979(4)                  1.97%
646 Bryant
Denver, CO 80202

Demetrie D. Carone                                             1,028,618(5)                  6.64%
6623 East 117th St.
Bixby, OK 74008

Dale M. Jensen                                                 3,368,770                    21.75%
26796 N. 98th Way
Scottsdale, AZ 85255


                                                                             Common Stock
                                                              -------------------------------------------

                                                                 Number
Name and Beneficial Owner                                       of Shares             Percent of Class(1)
-------------------------                                     ------------            -------------------
Lancaster Ventures, LLC                                          916,668                     5.92%
5561 South 40th Street
Suite 220
Lincoln, NE 68516

Donald Dillon                                                    916,668(6)                  5.92%
6600 South 56th Street
Lincoln, NE 68516

Thomas Stansfield                                              1,417,600                     9.15%
7052 East Fremont Place
Englewood, CO 80112

Directors and Executive Officers as a                          5,231,225(7)                 26.12%
Group (10 individuals)

----------

         (1) Based on 15,491,828 shares of Common Stock outstanding on March 31, 1999 plus, in the case of each individual or group, the number of shares that such individual has, or the members of such group have, the right to acquire within 60 days after that date.

         (2) Includes 4,000,000 shares of Common Stock underlying options that are currently exercisable.

         (3) Includes (i) 106,288 shares held indirectly through a corporation of which Mr. Gamel has voting control and (ii) 179,000 shares of Common Stock underlying options that are currently exercisable.

         (4) Includes 179,000 shares of Common Stock underlying options that are currently exercisable.

         (5) Includes 519,261 shares held jointly with spouse.

         (6) Includes 916,668 shares of Common Stock owned by Lancaster Ventures, LLC, of which Mr. Dillon is a member.

         (7) Includes an aggregate of 4,537,000 shares of Common Stock underlying options that are currently exercisable.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company shares certain facilities, equipment and personnel with BMG pursuant to a Cost and Expense Sharing Agreement. Bruce D. Benson, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, is also the President, a Director and sole shareholder of BMG. Pursuant to the Cost and Expense Sharing Agreement, the Company reimburses BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based upon actual use of the facilities and personnel by the Company. The Cost and Expense Sharing Agreement is effective so long as Mr. Benson's employment agreement is in effect. During the year ended December 31, 1998, the Company paid or accrued an aggregate of $660,570 to BMG pursuant to this arrangement. Management believes that the terms and conditions of this arrangement are no less favorable than could be obtained from an unaffiliated third party or than could be obtained by the Company in leasing separate office space and retaining separate personnel.


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


          16(9)       Letter on change in certifying accountant.


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


          (8) Filed as an Exhibit to this Form 10-KSB as originally filed April 15, 1999.

          (9) Filed as an Exhibit to Form 8-K/A dated May 19, 1998.


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

                                       UNITED STATES EXPLORATION, INC.



                                       By: /s/ F. Michael Murphy
                                           -------------------------------------------
                                           F. Michael Murphy, Vice President

                                       Date: April 30, 1999
                                            ------------------------------------------



          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                                    Title                                   Date
----------                                                    -----                                   ----

/s/ F. Michael Murphy                                Vice President, Chief Financial             April 30, 1999
-----------------------------------                  Officer and Secretary
F. Michael Murphy

Bruce D. Benson                                      President, Chief Executive
                                                     Officer, and Chairman of
                                                     the Board of Directors
Thomas W. Gamel                                      Director
Robert J. Malone                                     Director
Richard L. Robinson                                  Director
Randall L. Rogers                                    Chief Accounting Officer

By: /s/ F. Michael Murphy                                                                        April 30, 1999
    --------------------------------
    F. Michael Murphy
    Attorney-In-Fact

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

          16(9)       Letter on change in certifying accountant.

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


          (8) Filed as an Exhibit to this Form 10-KSB as originally filed April 15, 1999.

          (9) Filed as Exhibit to Form 8-K/A dated May 19, 1998.