Form 10QSB
period 1999-03-31
UNITED STATES EXPLORATION INC
filed 1999-05-21
CIK 847074

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended     March 31, 1999
                                                        ------------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 1-13513

                        UNITED STATES EXPLORATION, INC.
            -------------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class of Stock                             Amount Outstanding

    Common Stock, $.0001 par value            15,591,828 shares outstanding
                                                      at May 19, 1999

                             ADDITIONAL INFORMATION

         Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Part II, Item 6. Exhibits and Reports on Form 8-K".)

                           FORWARD LOOKING STATEMENTS

         See "Special Note Regarding Forward Looking Statements" at the end of "Part I, Item 2. Management's Discussion and Analysis or Plan of Operation" for cautionary statements concerning forward looking information contained in this report.

                        UNITED STATES EXPLORATION, INC.


                                     Index


                                                                                                               Page
                                                                                                               ----
Part I - FINANCIAL INFORMATION

         Item 1     Financial Statements..................................................................        4
         Item 2     Management's Discussion and Analysis or Plan of Operation.............................       12

Part II - OTHER INFORMATION...............................................................................       19

SIGNATURES................................................................................................       21

EXHIBIT INDEX.............................................................................................       22




                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            ASSETS
                                                            ------
                                                    MARCH 31,   DECEMBER 31,
                                                      1999          1998
                                                   -----------  ------------
CURRENT ASSETS
  Cash and cash equivalents                        $ 3,311,800   $ 1,000,661
  Accounts receivable                                1,262,683     2,980,700
  Due from related parties                              75,005         4,761
  Inventory                                              8,139         9,684
  Prepaid expenses and deposits                         92,955       806,947
  Assets held for sale                                      --     1,825,000
                                                   -----------   -----------
      Total current assets                           4,750,582     6,627,753

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment
    (full cost method)                              25,821,830    25,166,770
  Natural gas gathering systems                        956,232       977,050
  Other equipment and leasehold improvements           394,485       295,046
                                                   -----------   -----------
                                                    27,172,547    26,438,866

OTHER ASSETS
  Land held for resale                                 700,000       700,000
  Pipeline lease, less accumulated amortization
   of $261,249 at March 31, 1999  and
   of $248,481 at December 31, 1998                    451,811       462,358
  Loan costs, less accumulated
   amortization of $62,574 at March 31, 1999 and
   amortization of $44,695 at December 31, 1998        411,198       429,076

                                                   -----------   -----------
                                                     1,563,009     1,591,434
                                                   -----------   -----------
    Total assets                                   $33,486,138    34,658,053
                                                   ===========   ===========


The accompanying notes are an integral part of these statements.

          UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            1999            1998
                                                                                        ------------    ------------
CURRENT LIABILITIES
  Accounts payable                                                                      $  2,365,599    $  2,365,983
  Accrued liabilities                                                                        331,852         450,449
  Due related parties                                                                             --          47,379
  Due bank under credit facility                                                          32,000,000      31,900,000
                                                                                        ------------    ------------
   Total current liabilities                                                              34,697,451      34,763,811

COMMITMENTS AND CONTINGENCIES                                                                     --              --


STOCKHOLDERS' EQUITY
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares; issued and outstanding Series C Cumulative
    Convertible-493,166 shares at March 31, 1999 and 493,166 at December 31,
    1998 (liquidation preference of $3,136,535)
  Common stock-$.0001 par value                                                            2,958,996       2,958,996
    Authorized-500,000,000 shares;
    issued and outstanding-15,491,831 shares at
    March 31, 1999 and 15,480,194 shares  at
    December 31, 1998                                                                          1,549           1,548
  Capital in excess of par                                                                32,601,052      32,577,053
  Accumulated deficit                                                                    (36,772,910)    (35,643,355)
                                                                                        ------------    ------------
   Total stockholders' equity (deficit)                                                   (1,211,313)       (105,758)
                                                                                        ------------    ------------
Total liabilities and stockholders' equity                                              $ 33,486,138    $ 34,658,053
                                                                                        ============    ============


The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                      THREE MONTHS ENDED
                                                                            --------------------------------------
                                                                            MARCH 31, 1999          MARCH 31. 1998
                                                                            --------------          --------------
REVENUES
   Sale of purchased gas                                                     $     135,826             $   377,044
   Sale of company produced oil and gas                                          1,322,823                 367,935
   Contracting and operating fees                                                   61,455                  14,501
                                                                             -------------             -----------
                                                                                 1,520,104                 759,480


COSTS AND EXPENSES
   Gas acquisition costs                                                            42,781                 194,916
   Gathering and transmission costs                                                 82,494                 154,812
   Production costs-oil and gas                                                    589,832                 308,421
   Other operating costs                                                            58,625                  25,164
   Depletion, depreciation, and amortization                                       595,369                 261,264
   General and administrative expenses                                             721,638                 291,883
                                                                             -------------             -----------
                                                                                 2,090,739               1,236,460

   Loss from operations                                                           (570,635)               (476,980)

OTHER INCOME (EXPENSE)
   Interest income                                                                  15,723                 204,044
   Interest expense                                                               (580,190)                     --
   Other                                                                             5,549                  (2,575)
                                                                             -------------             -----------
                                                                                  (558,918)                201,469
                                                                             -------------             -----------
           NET LOSS                                                             (1,129,553)               (275,511)

   Preferred stock dividends attributable to period                                (59,180)               (460,037)
                                                                             -------------             -----------
   Net loss applicable to common stockholders                                $  (1,188,733)            $  (735,548)
                                                                             =============             ===========

   Basic and diluted loss per common share                                   $       (0.08)            $     (0.08)
                                                                             =============             ===========

   Weighted average common shares outstanding                                   15,491,831               8,797,775
                                                                             =============             ===========


The accompanying notes are an integral part of these statements.

                        UNITED STATES EXPLORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    Three months ended
                                                             -------------------------------
                                                             March 31, 1999   March 31, 1998
                                                             --------------   --------------
CASH FLOWS FROM OPERATIONS
        Net loss                                              $ (1,129,553)   $   (275,511)
        Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation, depletion and amortization                 595,369         261,264
          (Gain) loss on sale of assets                                (99)          4,282
          Decrease in accounts receivable                        1,718,017         142,385
          Increase in due from related parties                     (70,244)             --
          Decrease (increase) in inventory                           1,545         (38,687)
          Decrease in prepaid expenses                             713,992          10,276
          Increase (decrease) in accounts payable
            and accrued expenses                                  (118,981)        238,336
          Decrease in due to related parties                       (47,379)        (13,810)
          Stock issued as directors fees                            24,000              --
          Other                                                         (1)             --
                                                              ------------    ------------
        Net cash provided by operating activities                1,686,666         328,535

        CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures                                  (1,300,526)       (179,366)
          Proceeds from sale of properties and equipment         1,825,000          26,010
                                                              ------------    ------------
        Net cash provided by (used in) investing activities        524,474        (153,356)

        CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of borrowings to bank                       (2,600,000)             --
          Borrowings from bank                                   2,700,000              --
          Loan costs related to aquisition financing                    --        (116,935)
          Dividend paid on preferred stock                              --        (460,200)
                                                              ------------    ------------
        Net cash provided by (used in) financing activities        100,000        (577,135)

Net increase (decrease) in cash and cash equivalents             2,311,140        (401,956)

Cash and cash equivalents-beginning of period                    1,000,661      15,988,152
                                                              ------------    ------------
Cash and cash equivalents-end of period                       $  3,311,800    $ 15,586,196
                                                              ============    ============

The accompanying notes are an integral part of these statements

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - COMPANY HISTORY AND NATURE OF OPERATIONS

History and Operations

United States Exploration, Inc. (the "Company") was incorporated on January 9, 1989. The Company produces oil and gas and operates gas gathering systems. The Company's operations have historically been located in Kansas and Oklahoma. Effective May 15, 1998, the Company acquired producing oil and gas properties in northeast Colorado which now constitute its principal oil and gas assets. The Company's properties in Oklahoma were sold in three separate transactions in January and May of 1999.

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

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year.

NOTE B - FINANCIAL STATEMENTS

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE C - LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock were converted into common stock. Basic and diluted loss per share are the same for all periods presented as the exercise of stock options and the conversion of preferred stock would have an anti-dilutive effect on all periods.

NOTE D - ACQUISITIONS

On May 15, 1998, the Company acquired from Union Pacific Resources Company
(UPR), all of UPR's working interests in producing oil and gas wells in 34 oil and gas fields in the Wattenberg area of the Denver-Julesburg Basin in northeastern Colorado. The purchase price for the wells, as adjusted, was approximately $39,560,000. Included in accounts receivable at December 31, 1998 was $1,686,118 due from UPR as a final settlement of the purchase price adjustments. The final settlement was received during the first quarter of 1999.

At the closing of the acquisition, the Company also entered into an Exploration Agreement with UPR giving the Company the right to explore and develop all of UPR's undeveloped acreage in the area, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company must drill 15 commitment wells during the first 18 months and 20 commitment wells during each succeeding 12-month period for up to five 12-month option periods. If the Company does not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period. The Company has finalized an amendment to the Exploration Agreement wherein certain future deepenings and reentries of wells will qualify as commitment wells during the initial 18-month period. Deepenings and reentries of wells require less capital than the drilling of new wells.

NOTE E - COMMITMENTS

Effective July 1, 1998, the Company entered into a 117 month lease for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The Company has incurred costs of approximately $100,000 for leasehold improvements, substantially all of which were incurred during the first quarter of 1999. The approximate minimum aggregate rental commitment under the office space lease is as follows:

                           1999             $   177,804
                           2000                 177,804
                           2001                 177,804
                           2002                 177,804
                           2003                 219,150
                           Thereafter           989,961
                                            -----------
                                            $ 1,920,327
                                            ===========

The Company has committed to drill 15 wells by November 30, 1999 under the Exploration Agreement which is a part of the acquisition of properties from UPR. At March 31, 1999 no wells have been drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled will be due UPR, resulting in a total of $1,875,000 if no commitment wells are drilled by November 30, 1999. See Note D for further details of an amendment to the Exploration Agreement which will reduce the capital required to fulfill this commitment.

NOTE F - CREDIT AGREEMENT

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

At December 31, 1998 and March 31, 1999, the Company did not meet certain financial ratios and net worth requirements contained in the Credit Agreement. The Credit Agreement requires the Company to have a ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense of not less than 2.75:1 and a ratio of current assets to current liabilities of not less than 1:1, and to maintain tangible net worth of at least $20 million.

As a result of the Company's failure to meet these ratios and requirements at December 31, 1998 and March 31, 1999, the loan is in default and can be called by the bank. Therefore, the Company is required by generally accepted accounting principles to classify the entire outstanding balance due to the lender as a current liability even though the loan is payable by its terms over a five year period beginning March 31, 2000 as follows:

                                    1999               $        --
                                    2000                 8,000,000
                                    2001                 7,500,000
                                    2002                 7,000,000
                                    2003                 7,000,000
                                    Thereafter           2,500,000
                                                       -----------
                                                       $32,000,000
                                                       ===========

The report of independent auditors as of December 31, 1998 and for the year then ended was qualified regarding doubt about the Company's ability to continue as a going concern based upon operating losses and the Company's default of certain covenants of its Credit Agreement.

NOTE G - ASSETS HELD FOR SALE

On January 20, 1999, the Company sold, effective as of December 31, 1998, the stock of three wholly owned subsidiaries. Performance Petroleum Corporation and Pacific Osage, Inc. were sold in one of the transactions for $650,000. United States Gas Gathering Co., Inc. was sold in the other transaction for $1,175,000. As required by the Company's credit agreement with its lender, the proceeds of the sales were used to reduce the Company's borrowings. The underlying properties sold consisted of the following:

         Current assets                                $  134,542
         Natural gas gathering systems, net               371,622
         Oil and gas property and equipment, net        1,159,076
         Building and other equipment, net                218,203
                                                       ----------
                                                        1,883,443
         Current liabilities                              (58,443)
                                                       ----------
                                                       $1,825,000
                                                       ==========

Because these sales were effective December 31, 1998, the Company has not reported any results of operations relating to the properties owned by these subsidiaries during the first quarter of 1999. If these sales had been completed January 1, 1998, the pro forma results for the quarter ended March 31, 1998 would have been as follows:

         Revenues                                     $  435,258
         Income (loss) from continuing operations     $ (299,138)
         Net income (loss)                            $  (97,669)
         Net income (loss) per common share           $     (.06)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         In May 1998, we acquired our Colorado properties from UPR. Those new properties are many times larger than the properties we have historically owned. As a result of the impact of this acquisition, comparisons of the first quarter of 1999 to the first quarter of 1998 are not particularly meaningful.

         As a result of the losses experienced by the Company in recent periods and existing defaults under our principal loan agreement, our auditors included a "going concern" qualification in their opinion on our 1998 financial statements.

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

         As of May 14, 1999, the bank had not yet completed its review of reserves or established a new borrowing base level. Based on preliminary reports provided to the bank at the end of the first quarter, ING advised that the new borrowing base level would likely be established in a range between $21 million and $26 million. Since that time both oil and gas prices have increased significantly. The Company's average well-head oil price increased from $12.40 per barrel in March to an estimate of $15.20 per barrel in April. The average well-head gas price similarly increased from $1.57 per mcf in March to an estimate of $2.03 per mcf for the month of May. We anticipate that these increases will have a positive impact on the bank's determination of the borrowing base, but ING has made no commitment regarding the impact of increasing prices on the borrowing base level.

         We have not yet established with the bank a plan for eliminating a possible borrowing base deficiency. However, we have begun discussions with ING and are evaluating our options. If a borrowing base deficiency or some other form of default remains uncured, the bank has the ability under the terms of the Credit Agreement to declare the outstanding loan balance to be due and payable and foreclose on the properties which secure the loan. However, ING has given no indication that it intends to exercise such remedies in the foreseeable future. On the contrary, the bank has expressed its desire to work with us to find a mutually acceptable solution to these issues.

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

Capital Expenditures

         Until the potential borrowing base shortfall described above has been resolved, we will significantly curtail projects requiring cash investment by the Company, focusing principally on projects that pay back their investment over a short period of time. We will also seek sources of outside financing which will allow development of the Company's capital projects with little or no investment by the Company, but no assurance can be given that such sources will become available.

         Under the Exploration Agreement with UPR, we have an obligation to drill 15 commitment wells prior to December 1, 1999. As of May 14, 1999, none of these wells had been drilled. If the wells are not drilled by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not drilled. The Company has finalized an amendment to the Exploration Agreement under which certain future deepenings and reentries, which are significantly less expensive than new wells, will count as commitment wells during the initial 18-month term. Management believes that resources are available to satisfy the Company's commitment under the Exploration Agreement during the initial term.

Cash Balances and Cash Flow

         As of May 19, 1999 the Company had cash and cash equivalents of approximately $2.2 million. The recent increase in commodity prices discussed above and the implementation of certain cost reduction measures allow us to project positive cash flow before capital spending for the month of May and the remainder of the year. However, there can be no assurance that prices will remain at current levels and that cash flow will remain positive.

         The Company's cash flow is very sensitive to changes in commodity prices. A $.25/mcf increase in the price of gas and a $1.00/bbl increase in the price of oil would increase expected cash flow from the Company's currently producing wells over the twelve month period beginning June 1, 1999 by approximately $500,000 and $90,000, respectively.

         Conversion of Series C Preferred Stock

         In order to reduce the negative impact to earnings attributable to common shareholders and cash flow attributable to preferred stock dividends, we engaged in an active program to convert Series C Preferred Stock into shares of common stock during 1998. Since December 31, 1997, 3,391,834 shares of Series C Preferred Stock have been converted into 6,783,668 shares of common stock (including 50,000 shares of preferred stock converted after March 31, 1999). This conversion reduces preferred stock dividend requirements by approximately $1.6 million per year. The annual dividend requirement on the 443,166 shares that remain outstanding is approximately $200,000. However, no dividends have been paid on any of the Company's preferred stock since June 30, 1998.

         Preferred stock dividends attributable to the quarter ended March 31, 1999 are $59,180 compared to $460,037 for the first quarter of 1998. The large reduction is attributable to the conversion of preferred stock to common stock during 1998. Most of these conversions were effective immediately after the cash dividend was paid for the second quarter of 1998.

Property Sales

         During the first quarter of 1999, we sold certain Oklahoma assets for $1,825,000. On May 6, 1999, we sold our remaining Oklahoma assets for $750,000. These sales did not result in any gain or loss to the Company as the proceeds reduced the carrying cost of the Company's oil and gas property and equipment full cost pool. The proceeds from these sales were applied to reduce the ING loan. We have also announced our intention to dispose of the Company's remaining assets in Kansas and Texas. Under the terms of the Credit Agreement, any proceeds of the sale of these assets will also be required to be applied against the ING loan. Therefore, sales of the Company's non-Colorado properties have in the past and may in the future reduce interest expense and any borrowing base shortfall, but until such time as the borrowing base shortfall has been eliminated, cannot be expected to improve the Company's liquidity.

Results of Operations -- Quarter Ended March 31, 1999

         The Company realized a net loss of $1,129,553 for the first quarter of 1999 compared to a loss of $275,511 for the first quarter of 1998. Including preferred stock dividends, the loss for the first quarter of 1999 was $1,188,773 or $.08 per share.

         Because of the acquisition of the UPR properties in May 1998, comparison of the results of operations between the quarter ended March 31, 1999 and the quarter ended March 31, 1998 is not meaningful. The oil and gas properties involved in the UPR acquisition dwarf the oil and gas properties owned by the Company at March 31, 1998. As a result, sales of Company produced oil and gas, production costs of oil and gas, depletion, depreciation and amortization expense, general and administrative expenses and interest expense increased substantially, while interest income declined substantially. All interest expense is attributable to the UPR acquisition and substantially all of the decrease in interest income results from the use of Company cash in the UPR acquisition. The increase in general and administrative expense primarily results from additional personnel and associated costs, office facilities and legal and accounting expenses, all of which are related to the continuing operations of the UPR properties.

         Sales of purchased gas and the related costs of gas acquisition and gathering and transmission reflect the fact that in the first quarter of 1998, the Company purchased gas in Oklahoma and Kansas while in the first quarter of 1999 we only purchased gas in Kansas. The Oklahoma gathering systems were sold effective December 31, 1998 resulting in lower sales of purchased gas and related costs for the first quarter of 1999.

         Gas prices have increased since March 31, 1999. The Company has not given effect to any revisions in proved reserve quantities which might result from these increased prices in its calculations of depletion, depreciation and amortization of its oil and gas properties for the first quarter of 1999.

         Contracting and operating fees revenues were $61,455 for the first quarter of 1999 compared to $14,501 for the first quarter of 1998. This increase is substantially attributable to amounts payable by Benson Mineral Group, Inc. for time spent by Company employees on the business affairs of Benson Mineral Group, Inc.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended March 31, 1998 and March 31, 1999 are shown in the table below:

Net Oil and Gas Production and Sales Prices

                                                      Three months ended March 31
                                                      ---------------------------
                                            1998                                     1999
                             -----------------------------------       ---------------------------------
                             Kansas and
                              Oklahoma        Colorado     Total       Oklahoma      Colorado      Total
                             ----------       --------     -----       --------      --------      -----
Production
 Oil - mbbl                    16.74              --       16.74          4.22         23.30       27.53
 Natural Gas - mmcf            78.76              --       78.76         28.13        577.71      605.84
 Total - mmcfe                179.20              --      179.20         53.46        717.53      770.99


Weighted Average Prices
 Oil - $/bbl                   15.42              --       15.42         12.75         10.67       10.99
 Natural Gas - $/mcf            1.48              --        1.48          1.84          1.58        1.59


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

         Government Regulation. Changes in government regulations applicable to the production and sale of oil and gas may adversely affect the Company. The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could have a material adverse effect on the Company.

         Most of these factors are beyond the control of the Company. Investors are cautioned not to place undue reliance on forward-looking statements.

                          PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  No report required.

Item 2.           Changes in Securities.

                  No report required.

Item 3.           Defaults Upon Senior Securities.

                  The Company is in default under its Credit Agreement with ING (U.S.) Capital LLC. The amount outstanding is $32,000,000 and the Company is in default on certain financial covenants. Under the terms of the Credit Agreement, cash dividends on the Company's Series C Convertible Preferred Stock may not be paid if there is a default under the Credit Agreement. Dividends have not been declared or paid since the second quarter of 1998. Unpaid dividends from July 1, 1998 through May 15, 1999 approximate $186,130. The Series C Convertible Preferred Stock is not registered stock.
 .
Item 4.           Submission of Matters to a Vote of Security Holders.

                  No report required.

Item 5.           Other Information.

                  No report required.

Item 6.           Exhibits and Reports on Form 8-K.

                  A.       Exhibits:

                  10.1 Contract Amendment dated April 21, 1999 to Exploration Agreement effective June 1, 1998, Wattenberg area, Weld, Adams, and Arapahoe Counties, Colorado.

                  10.2 First Amendment to that certain Exploration Agreement dated April 9, 1998, but effective as of June 1, 1998, by and between Union Pacific Resources Company and United States Exploration, Inc.

                  27.1     Financial Data Schedule.

                  B.       Reports on Form 8-K.

                           Form 8-K with a report date of January 20, 1999 was
filed February 2, 1999 reporting the disposition of assets. On March 18, 1999 Form 8-K/A was filed to furnish financial information relating to the disposition of assets. Financial statements filed were (1) Pro Forma Condensed Balance Sheet as of September 30, 1998 and (2) Pro Forma Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997.

                                   SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED STATES EXPLORATION, INC.


Date: May 21, 1999                By:    /s/ Bruce D. Benson
                                     -----------------------------------------
                                        Bruce D. Benson, President,
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date: May 21, 1999                By:   /s/ F. Michael Murphy
                                     -----------------------------------------
                                        F. Michael Murphy, Vice President,
                                        Secretary and Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                     Item                                                         Page No.
-------                    ----                                                         --------
10.1                       Contract Amendment dated April 21, 1999 -
                           Exploration Agreement effective June 1, 1998,
                           Wattenberg area, Weld, Adams, and
                           Arapahoe Counties, Colorado

10.2                       First Amendment to that certain Exploration
                           Agreement dated April 9, 1998, but effective as of June 1, 1998, by and between Union Pacific
                           Resources Company and United States
                           Exploration, Inc.

27.1                       Financial Data Schedule
