Form 10QSB
period 1999-06-30
UNITED STATES EXPLORATION INC
filed 1999-08-23
CIK 847074

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    June 30, 1999
                                                 -------------------
                                       OR

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

       Common Stock, $.0001 par value             15,591,828 shares outstanding
                                                        at August 18, 1999

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

                         UNITED STATES EXPLORATION, INC.


                                      INDEX


                                                                                                                    Page
                                                                                                                    ----
Part I - FINANCIAL INFORMATION

         Item 1  Financial Statements..........................................................................       4
         Item 2  Management's Discussion and Analysis or Plan of Operation.....................................      12

Part II - OTHER INFORMATION....................................................................................      21

SIGNATURES.....................................................................................................      23

EXHIBIT INDEX..................................................................................................      24

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS


                                                      JUNE 30,      DECEMBER 31,
                                                        1999           1998
                                                    -----------     ------------
CURRENT ASSETS
  Cash & cash equivalents                           $ 2,101,289     $ 1,000,661
  Accounts receivable                                 1,929,277       2,980,700
  Due from related parties                               31,058           4,761
  Inventory                                               6,101           9,684
  Prepaid expenses & deposits                            76,528         806,947
  Assets held for sale                                       --       1,825,000

                                                    -----------     -----------

      Total current assets                            4,144,253       6,627,753

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment                 25,094,536      25,166,771
  Natural gas gathering systems                         957,760         987,596
  Other equipment and leasehold improvements            374,591         295,046

                                                    -----------     -----------
                                                     26,426,887      26,449,413

OTHER ASSETS
  Land held for resale                                  700,000         700,000
  Pipeline lease, less accumulated amortization
   of $274,017 at June 30, 1999  and
   of $248,481 at December 31, 1998                     439,043         451,811
  Loan costs, less accumulated
   amortization of $80,452 at June 30, 1999 and
   amortization of $44,695 at December 31, 1998         393,320         429,076

                                                    -----------     -----------
                                                      1,532,363       1,580,887

                                                    -----------     -----------

    Total assets                                    $32,103,503     $34,658,053
                                                    ===========     ===========


The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



LIABILITIES  AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
  Accounts payable                                  $  2,559,692      $  2,365,983
  Accrued liabilities                                    379,808           450,449
  Due related parties                                     16,844            47,379
  Due bank under credit facility                      31,250,000        31,900,000

                                                    ------------      ------------

   Total current liabilities                          34,206,344        34,763,811

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares;
    issued and outstanding Series C Cumulative
    Convertible 443,166 shares at June 30,
    1999 and 493,166 at December 31, 1998
    (liquidation preference of $2,871,716)             2,658,996         2,958,996
  Common stock-$.0001 par value
    Authorized-500,000,000 shares;
    issued and outstanding-15,591,831 shares at
    June 30, 1999 and 15,480,194 shares  at
    December 31, 1998                                      1,559             1,548
  Capital in excess of par                            32,901,042        32,577,053
  Accumulated deficit                                (37,664,438)      (35,643,355)

                                                    ------------      ------------

    Total stockholders' deficit                       (2,102,841)         (105,758)

                                                    ------------      ------------

Total liabilities & stockholders' deficit           $ 32,103,503      $ 34,658,053
                                                    ============      ============

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         JUNE 30, 1999       JUNE 30, 1998       JUNE 30, 1999       JUNE 30, 1998
                                                        ---------------     ---------------     ---------------     ---------------
REVENUES
   Sale of purchased gas                                $       265,145     $       222,544     $       400,971     $       599,588
   Sale of company produced oil and gas                       1,731,738             903,704           3,054,561           1,271,639
   Contracting and operating fees                                92,553               3,750             154,008              18,251

                                                        ---------------     ---------------     ---------------     ---------------
                                                              2,089,436           1,129,998           3,609,540           1,889,478


COSTS & EXPENSES
   Gas acquisition costs                                        164,876             123,248             207,658             318,164
   Gathering & transmission costs                                92,007             147,722             174,501             302,534
   Production costs-oil and gas                                 693,019             489,672           1,282,851             798,093
   Other operating costs                                         48,914              49,247             107,539              74,411
   Depletion, depreciation and amortization                     679,021             419,658           1,274,390             680,922
   Provision for impairment of assets                                --             145,000                  --             145,000
   General and administrative expenses                          738,817             451,892           1,460,455             743,775

                                                        ---------------     ---------------     ---------------     ---------------
                                                              2,416,654           1,826,439           4,507,394           3,062,899

   Earnings (loss) from operations                             (327,218)           (696,441)           (897,854)         (1,173,421)

OTHER INCOME (EXPENSE)
   Interest income                                               22,274              87,925              37,998             291,969
   Interest expense                                            (583,502)           (282,552)         (1,163,692)           (282,552)
   Other                                                         (3,082)             (5,317)              2,467              (7,892)

                                                        ---------------     ---------------     ---------------     ---------------
                                                               (564,310)           (199,944)         (1,123,227)              1,525

                                                        ---------------     ---------------     ---------------     ---------------
           NET LOSS                                            (891,528)           (896,385)         (2,021,081)         (1,171,896)

   Preferred stock dividends attributable to period             (53,180)           (456,536)           (106,360)           (916,573)

                                                        ---------------     ---------------     ---------------     ---------------
   Net loss applicable to common stockholders           $      (944,708)    $    (1,352,921)    $    (2,127,441)    $    (2,088,469)
                                                        ===============     ===============     ===============     ===============


   Basic and diluted loss per common share              $         (0.06)    $         (0.15)    $         (0.14)    $         (0.24)
                                                        ===============     ===============     ===============     ===============


   Weighted average common shares outstanding                15,591,831           8,857,900          15,591,831           8,828,004
                                                        ===============     ===============     ===============     ===============

The accompanying notes are an integral part of these statements.

                         UNITED STATES EXPLORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                  Six months ended     Six months ended
                                                                   June 30, 1999        June 30, 1998
                                                                  ----------------     ----------------
CASH FLOWS FROM OPERATIONS
       Net loss                                                   $    (2,021,081)     $    (1,171,896)

       Adjustments to reconcile net earnings (loss)
       to net cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                       1,274,390              680,922
         Provision for impairment of assets                                    --              145,000
         Loss on sale of assets                                             3,952               10,249
         Decrease (increase) in accounts receivable                     1,051,423             (724,568)
         (Increase) in due from related parties                           (26,297)                  --
         Decrease in inventory                                              3,583                2,236
         Decrease (increase) in prepaid expenses and deposits             730,419              (76,761)
         Increase in accounts payable
           and accrued expenses                                           123,068              905,720
         (Decrease) in due related parties                                (30,535)              (1,577)
         Stock issued as compensation                                      24,000                   --
         Other                                                                 (3)               3,369

                                                                  ---------------      ---------------
       Net cash provided by (used in) operating activities              1,132,919             (227,306)

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                          (1,957,691)            (807,502)
         Proceeds from sale of equipment                                2,575,400               58,065
         Aquisition of oil and gas leases                                      --          (40,555,833)

                                                                  ---------------      ---------------
       Net cash provided by (used in) investing activities                617,709          (41,305,270)

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of note payable to bank                             (3,350,000)                  --
         Proceeds from debt                                             2,700,000           29,000,000
         Loan costs related to acquisition financing                           --             (442,882)
         Dividend paid on preferred stock                                      --           (1,376,773)

                                                                  ---------------      ---------------
       Net cash (used in) provided by financing activities               (650,000)          27,180,345

Net increase (decrease) in cash and cash equivalents                    1,100,628          (14,352,231)

Cash and cash equivalents-beginning of period                           1,000,661           15,988,152

                                                                  ---------------      ---------------
Cash and cash equivalents-end of period                           $     2,101,289      $     1,635,921
                                                                  ===============      ===============


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

NOTE B - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals. The results of operations for the three months ended June 30, 1999 and for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year.

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

At the closing of the acquisition, the Company also entered into an Exploration Agreement with UPR giving the Company the right to explore and develop all of UPR's undeveloped acreage in the area, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company must drill 15 commitment wells during the first 18 months and 20 commitment wells during each succeeding 12-month period for up to five 12-month option periods. If the Company does not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period (see Note E). The Company has finalized an amendment to the Exploration Agreement wherein certain deepenings and reentries of wells will qualify as commitment wells during the initial 18-month period. Deepenings and reentries of wells require less capital than the drilling of new wells.

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

                           1999              $   177,804
                           2000                  177,804
                           2001                  177,804
                           2002                  177,804
                           2003                  219,150
                           Thereafter            989,961
                                              ----------
                                              $1,920,327
                                              ==========

As part of its program to reduce general and administrative expenses, the Company is attempting to sublease this space.

The Company has committed to drill 15 wells by November 30, 1999 under the Exploration Agreement described in Note D. At August 18, 1999 three wells have been drilled or deepened pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled will be due UPR, resulting in a total of $1,500,000 if the remaining 12 commitment wells are not drilled by November 30, 1999. See Note D for further details of an amendment to the Exploration Agreement which will reduce the capital required to fulfill this commitment.

NOTE F - CREDIT AGREEMENT

In connection with the acquisition of the UPR properties, the Company entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the Credit Agreement). The maximum available borrowings under the Credit Agreement were initially set at $35 million, subject to periodic redeterminations of the borrowing base. The Company borrowed $29 million under the Credit Agreement to pay a portion of the purchase price of the UPR properties. The balance of the purchase price was paid with the Company's existing funds. Principal is repayable in 20 quarterly installments beginning March 31, 2000. Interest is generally payable on a quarterly basis at a rate selected by the Company which is determined by reference to LIBOR or the lender's reference rate plus varying margins. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company's oil and gas properties. The Credit Agreement prohibits the payment of dividends on Common Stock and prohibits the payment of dividends on the Series C Preferred Stock for periods ending after June 30, 1999.

At December 31, 1998 and June 30, 1999, the Company did not meet certain financial ratios and net worth requirements contained in the Credit Agreement. The Credit Agreement requires the Company to have a ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense of not less than 2.75:1 and a ratio of current assets to current liabilities of not less than 1:1, and to maintain tangible net worth of at least $20 million.

As a result of the Company's failure to meet these ratios and requirements at December 31, 1998 and June 30, 1999, the loan is in default and can be called by the bank. Therefore, the Company is required by generally accepted accounting principles to classify the entire outstanding balance due to the lender as a current liability even though the current outstanding balance of the loan is payable by its terms over a five year period beginning March 31, 2000 as follows:

                          1999               $        --
                          2000                 8,000,000
                          2001                 7,500,000
                          2002                 7,000,000
                          2003                 7,000,000
                          Thereafter           1,750,000
                                             -----------
                                             $31,250,000
                                             ===========


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
                                                      -----------
                                                      $ 1,825,000

In May, 1999, the Company sold its oil and gas properties in Logan, Noble and Kay Counties, Oklahoma for $750,000 effective as of April 1, 1999. The proceeds were used to reduce the Company's borrowings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         In May 1998, we acquired our Colorado properties from UPR. Those new properties are many times larger than the properties we have historically owned. As a result of the impact of this acquisition, comparisons of the second quarter and the first six months of 1999 to the second quarter and the first six months of 1998 are not particularly meaningful.

         As a result of the losses experienced by the Company in recent periods and existing defaults under our principal loan agreement, our auditors included a "going concern" qualification in their opinion on our 1998 financial statements.

Liquidity and Capital Resources

Bank Credit Facility

         On May 15, 1998, in connection with the UPR acquisition, we entered into a Credit Agreement with ING (U.S.) Capital Corporation ("ING") establishing a revolving credit facility (the "Credit Agreement"). The maximum available borrowings under the Credit Agreement were initially set at $35 million, subject to periodic redeterminations of the borrowing base. The original loan amortization schedule included 20 quarterly installments beginning March 31, 2000. Loan interest is generally payable on a quarterly basis at a rate selected by us which is determined by reference to LIBOR or the lender's reference rate plus varying margins. At June 30, 1999, the outstanding loan balance was $31.25 million with a weighted-average interest rate of approximately 7.3% per annum.

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

         On November 18, 1998, we notified ING that we were in default of several of the Credit Agreement's financial covenants as of September 30, 1998. As a result, the entire amount of the outstanding bank loan was reclassified as a current liability on the Company's balance sheet in accordance with the requirements of generally accepted accounting principles. On January 15, 1999, we received a Limited Consent and Agreement from ING waiving all outstanding matters of default in conjunction with the bank's consent to sell certain Oklahoma assets and a reduction in the Company's borrowing base to $32 million. The waiver of default expired on February 28, 1999.

         As of August 18, 1999, the bank had not established a new borrowing base level based on our year-end reserves. Based upon discussions to date with the bank, it is not clear when the bank will establish a new borrowing base. However, when a new borrowing base is established, we still anticipate the amount would be sufficiently below the outstanding loan balance that we would not be able to unilaterally satisfy the deficiency in a timely manner. Consequently, we have begun discussions with ING regarding a restructuring of the loan which would potentially include a combination of reduction in the face amount of the loan and conversion of a portion of the loan to subordinated debt and/or some form of equity. No timetable has been established for the conclusion of these discussions and no assurance can be given that these discussions will be successful. If the discussions are not successful and a borrowing base deficiency or some other form of default remains uncured, the bank has the ability under the terms of the Credit Agreement to declare the outstanding loan balance to be due and payable and foreclose on the properties which secure the loan.

         ING has advised all of the customers of its Natural Resources Group that this department of the bank has ceased ongoing operations. However, the bank has retained certain personnel to administer the loans of existing clients, including UXP. We cannot predict what impact the bank's decision to discontinue lending in the natural resources industries will have on our ability to negotiate a satisfactory restructuring of our loan.

Capital Expenditures

         Until the potential borrowing base shortfall described above has been resolved, we will continue to significantly curtail projects requiring cash investment by the Company, focusing principally on projects that pay back their investment over a short period of time. We will also seek sources of outside financing which will allow development of the Company's capital projects with little or no investment by the Company, but no assurance can be given that such financing will become available. Such financing arrangements would necessarily involve a significant reduction of the Company's interest in the properties to be developed.

         Under the Exploration Agreement described in Note D, we have an obligation to drill 15 commitment wells prior to December 1, 1999. If the wells are not drilled by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not drilled. The Company has finalized an amendment to the Exploration Agreement under which certain deepenings and re-entries, which are significantly less expensive than new wells, will count as commitment wells during the initial 18-month term. As of August 18, 1999, three commitment wells had been drilled or deepened. Management believes that the remainder of the Company's commitment under the Exploration Agreement during the initial term will be satisfied.

Cash Balances and Cash Flow

         As of August 18, 1999 the Company had cash and cash equivalents of approximately $1.1 million. The increases in commodity prices and the implementation of certain cost reduction measures are expected to produce positive cash flow before capital spending the remainder of the year. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Conversion of Series C Preferred Stock

         In order to reduce the negative impact of preferred stock dividends on earnings attributable to common shareholders and cash flow, we engaged in an active program to convert Series C Preferred Stock into shares of common stock during 1998. Since December 31, 1997, 3,391,834 shares of Series C Preferred Stock have been converted into 6,783,668 shares of common stock. This conversion reduces preferred stock dividend requirements by approximately $1.6 million per year. The annual dividend requirement on the 443,166 shares that remain outstanding is approximately $200,000. However, no dividends have been paid on any of the Company's preferred stock since June 30, 1998.

         Preferred stock dividends attributable to the quarter ended June 30, 1999 are $53,180 compared to $456,536 for the second quarter of 1998. The large reduction is attributable to the conversion of preferred stock to common stock during 1998. Most of these conversions were effective immediately after the cash dividend was paid for the second quarter of 1998.

Property Sales

         During the first quarter of 1999, we sold certain Oklahoma assets for $1,825,000. On May 6, 1999, we sold our remaining Oklahoma assets for $750,000. These sales did not result in any gain or loss to the Company as the proceeds reduced the carrying cost of the Company's oil and gas property and equipment full cost pool. The proceeds from these sales were applied to reduce the ING loan. We have also announced our intention to dispose of the Company's remaining assets in Kansas and Texas. Under the terms of the Credit Agreement, any proceeds of the sale of these assets will also be required to be applied against the ING loan. Therefore, sales of the Company's non- Colorado properties have in the past and may in the future reduce interest expense and any borrowing base shortfall, but until such time as the borrowing base shortfall has been eliminated, cannot be expected to improve the Company's liquidity.

Results of Operations

Introduction

         Because of the acquisition of the UPR properties in May 1998, comparison of the results of operations between the quarter and six months ended June 30, 1999 and the quarter and six months ended June 30, 1998 is not meaningful. Results of operations for the quarter ended June 30, 1998 include only one and one- half months of Colorado operations and include Oklahoma operations for the entire quarter. Results of operations for the quarter ended June 30, 1999 include operations in Colorado for the entire quarter and Oklahoma operations in Kay, Logan and Noble Counties for one month. The oil and gas properties involved in the UPR acquisition dwarf the oil and gas properties previously owned by the Company. As a result, sales of Company produced oil and gas, production costs of oil and gas, depletion, depreciation and amortization expense, general and administrative expenses and interest expense increased substantially, while interest income declined substantially. All interest expense is attributable to the UPR acquisition and substantially all of the decrease in interest income results from the use of Company cash in the UPR acquisition. The increase in general and administrative expense primarily results from additional personnel and associated costs, office facilities and legal and accounting expenses, all of which are related to the continuing operations of the UPR properties.

Quarter Ended June 30, 1999

         The Company realized a net loss of $891,528 for the second quarter of 1999 compared to a loss of $896,385 for the second quarter of 1998. Including preferred stock dividends, the loss for the second quarter of 1999 was $944,708 or $.06 per share compared to a loss of $1,352,921 ($.15 per common share) for the second quarter of 1998.

         The decrease in sales of purchased gas and the related costs of gas acquisition and gathering and transmission reflects the fact that in the second quarter of 1998, the Company purchased gas in Oklahoma and Kansas while in the second quarter of 1999 we only purchased gas in Kansas. The Oklahoma gathering systems were sold effective December 31, 1998. The sales of purchased gas in Kansas for the second quarter of 1999, net of gas acquisition costs and gathering and transmission costs, produced a small profit. The Company continues its efforts to contract with others to purchase additional natural gas from wells in the area of its Kansas gathering system and has recently installed additional facilities which will allow resales of its purchased gas through two pipelines instead of one pipeline, thus increasing marketing flexibility.

         Gas prices have increased since December 31, 1998. The Company has not given effect to any revisions in proved reserve quantities which might result from these increased prices in its calculations of depletion, depreciation and amortization for the second quarter of 1999.

         Contracting and operating fees were $92,553 for the second quarter of 1999 compared to $3,750 for the second quarter of 1998. This increase is substantially attributable to amounts billed to Benson Mineral Group, Inc. for time spent by Company employees on the business affairs of Benson Mineral Group, Inc.

         The following table reflects net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended June 30, 1998 and June 30, 1999 and, to illustrate changes in production and pricing since the end of the first quarter of 1999, summarizes the Company's production and pricing in that quarter:

Net Oil and Gas Production and Sales Prices



                                                           Three months ended June 30                              Three months
                                                           --------------------------                              ended March
                                              1998                                           1999                    31, 1999
                             --------------------------------------        ------------------------------------    ------------
                             Kansas and                                    Kansas and
                              Oklahoma        Colorado        Total         Oklahoma       Colorado       Total        Total
                             ----------       --------       ------        ----------      --------      ------       ------
Production
 Oil - mbbl                      16.83           16.63        33.46              3.08        31.02        34.10        27.52
 Natural Gas - mmcf              48.36          193.32       241.68             31.88       602.81       634.69       605.84
 Total - mmcfe                  149.34          293.10       442.44             50.36       788.93       839.29       770.96


Weighted Average Prices
 Oil - $/bbl                     14.04           12.55        13.30             15.88        16.10        16.08        10.99
 Natural Gas - $/mcf              2.17            1.79         1.87              1.20         1.99         1.95         1.59


         The three months ended June 30, 1998 include only 1.5 months of Colorado operations and a full quarter of operations from the Oklahoma properties, including those properties sold effective December 31, 1998. The three months ended June 30, 1999 include Oklahoma operations for Logan, Noble and Kay Counties for one month only, including sale of oil in tanks at April 1, 1999.

Six Months Ended June 30, 1999

         Because a comparison of the results of operation for the first six months of 1999 to the results of operation for the six months ended June 30, 1998 is not very meaningful, most of the discussion below compares results of operations for the second quarter of 1999 to those of the first quarter of 1999.

         The Company realized a net loss of $2,021,081 for the first six months of 1999, compared to a net loss of $1,171,896 for the first six months of 1998. Including preferred stock dividends, the loss for the first six months of 1999 was $2,127,441 or $.14 per share compared to a loss of $2,086,469 ($.24 per common share) for the first six months of 1998.

         The sales of company produced oil and gas were $1,731,738 in the second quarter of 1999 compared to $1,322,823 for the first quarter of 1999, an increase of more than 30%, as a result of significantly increased prices, coupled with more modest increases in production volumes. Sales of oil and gas from Logan, Noble and Kay Counties, Oklahoma are included for only the first four months of 1999 ($97,590 in the first quarter of 1999 and $59,945 in the second quarter of 1999). The sales from Logan, Noble and Kay Counties in the second quarter of 1999 included approximately $22,000 from the sale of oil in tanks which was a part of the sale of our properties in those counties as described under Liquidity and Capital Resources - Property Sales above. See the charts showing net oil and gas production and sales prices for the quarters and six-month periods ended June 30, 1998 and 1999. The increased sales of company produced oil and gas were partially offset by increased production and other operating costs and depletion, depreciation and amortization.

         Sales of purchased gas were $265,145 for the second quarter of 1999 compared to $135,826 for the first quarter of 1999. This increase reflects both higher gas prices and larger volumes of gas purchased from others. Gas acquisition costs and gathering and transmission costs were $256,883 in the second quarter of 1999 compared to $125,276 for the first quarter of 1999.

         Contracting and operating fees were $92,553 in the second quarter of 1999 compared to $61,455 in the first quarter of 1999. This revenue is basically attributable to billings to Benson Mineral Group, Inc. for time spent by Company employees on the business affairs of Benson Mineral Group, Inc. All Benson Mineral Group, Inc. employees were moved to the Company payroll in February 1999.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the six months ended June 30, 1998 and June 30, 1999 are shown in the table below:

Net Oil and Gas Production and Sales Prices


                                              Six months ended June 30
                                              ------------------------
                                         1998                            1999
                           ------------------------------   -------------------------------
                           Kansas and                       Kansas and
                            Oklahoma   Colorado     Total    Oklahoma   Colorado     Total
                           ----------  --------    ------   ----------  --------    -------
Production
 Oil - mbbl                   33.57      16.63      50.20       7.30      54.32       61.62
 Natural Gas - mmcf          127.12     193.32     320.44      60.01    1180.52     1240.53
 Total - mmcfe               328.54     293.10     621.64     103.81    1506.44     1610.25


Weighted Average Prices
 Oil - $/bbl                  14.73      12.55      14.01      14.07      13.77       13.80
 Natural Gas - $/mcf           1.74       1.79       1.77       1.50       1.79        1.78

         The six months ended June 30, 1998 include only 1.5 months of Colorado operations and include six months of operations from the Oklahoma properties, including those properties sold effective December 31, 1998. The six months ended June 30, 1999 include Oklahoma operations for Logan, Noble and Kay Counties for four months only.

         The provision for impairment of assets in the first six months of 1998 is related to the land in Texas held for resale.

         Production costs, oil and gas and other operating costs totaled $741,933 in the second quarter of 1999 compared to $648,457 for the first quarter of 1999, an increase of $93,476. Approximately $42,000 of the increase is attributable to a once a year billing from another operator for ad valorem taxes. Approximately $22,000 of the increase is attributable to taxes associated with the increased dollar amount of oil and gas sales. In 1999 other operating costs include field personnel and the Brighton, Colorado field office. The field office was closed in June, 1999. One of the field employees moved to the Denver offices and one of the field employees left in July, 1999 without replacement.

         General and administrative costs remained fairly constant, being $738,817 for the second quarter of 1999 compared to $721,638 for the first quarter of 1999. Costs reduction efforts previously announced had minimal effect in the second quarter of 1999 as these efforts had just begun.

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

         The Company is in the process of communicating with its significant suppliers, business partners and customers to determine whether those third parties have addressed Year 2000 issues. The primary companies with which the Company deals are large, publicly-held enterprises that can be expected to be alert to Year 2000 issues as a result of regulatory pressures or otherwise. However, there can be no assurance that the Company's receipt of goods, services or payments will not be complicated or delayed as a result of Year 2000 problems experienced by third parties, including its suppliers and customers or others with whom its suppliers and customers deal.

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

         Increased Debt. The Company's ability to service the debt incurred under the Credit Agreement is in part dependent upon increasing its cash flows from the UPR properties through further development work. The Company's ability to conduct that further development work is, in turn, dependent upon the availability of adequate capital and its ability to enter into appropriate agreements with the operators of wells in which it owns an interest to deepen or recomplete the wells for production from additional zones. The Company's capital resources are quite limited and it is currently in default under its loan agreement. There can be no assurance that it will be able to resolve the existing defaults or increase revenues sufficiently to service its debt. If it is not, the bank could foreclose on the Company's properties, which are its only significant source of revenues. These factors can be expected to adversely affect the Company's ability to obtain additional financing for working capital, capital expenditures and other purposes.

         Oil and Gas Prices and Markets. The Company's revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of foreign governments, international cartels and the United States government. Price declines have in the past and may in the future adversely affect the Company, both in lower prices received for its oil and gas and in reductions in the estimated proved reserves attributable to the Company's properties. In addition, the Company's revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

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

Item 3.           Defaults Upon Senior Securities.

                  The Company is in default under its Credit Agreement with ING (U.S.) Capital LLC. The amount outstanding is $31,250,000 and the Company is in default on certain financial covenants. Under the terms of the Credit Agreement, cash dividends on the Company's Series C Convertible Preferred Stock may not be paid if there is a default under the Credit Agreement. Dividends have not been declared or paid since the second quarter of 1998. Unpaid dividends from July 1, 1998 through August 13, 1999 approximate $239,000. The Series C Convertible Preferred Stock is not registered stock.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  At the July 13, 1999 annual meeting of shareholders, the matters voted on and the voting results were as follows:

         Proposition 1 - Election of Directors

                                                              WITHHELD
                                       FOR                    AUTHORITY                 ABSTAIN
                                    ----------                ---------                 -------
         Bruce D. Benson            11,898,981                  44,335                  78,910
         Thomas N. Gamel            11,943,296                      20                  78,910
         Richard L. Robinson        11,942,296                   1,020                  78,910
         Robert J. Malone           11,943,296                      20                  78,910

         Proposition 2 - Approval of 1999 Employee Stock Option Plan



                                            WITHHELD
                  FOR                       AUTHORITY                 ABSTAIN
                  ----------                ---------                 -------
                  11,523,677                  420,014                  78,535

         Proposition 3 - Ratify appointment of Ernst & Young LLP as auditors

                                            WITHHELD
                  FOR                       AUTHORITY                 ABSTAIN
                  ----------                ---------                 -------
                  11,990,541                   26,650                   5,085



There were no broker non-votes.

Item 5.           Other Information.

                  No report required.

Item 6.           Exhibits and Reports on Form 8-K.

                  A.       Exhibits:

                  27.1     Financial Data Schedule.

                  B.       Reports on Form 8-K.

                  None.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNITED STATES EXPLORATION, INC.


Date: August 23, 1999                By:    /s/ Bruce D. Benson
                                        ----------------------------------------
                                           Bruce D. Benson, President,
                                           Chief Executive Officer and
                                           Chairman of the Board
                                           (Principal Executive Officer)

Date: August 23, 1999                By:   /s/ F. Michael Murphy
                                        ----------------------------------------
                                           F. Michael Murphy, Vice President,
                                           Secretary and Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number             Item                                            Page No.
-------            ----                                            --------


27.1               Financial Data Schedule