Form 10-Q
period 1999-09-30
UNITED STATES EXPLORATION INC
filed 1999-11-22
CIK 847074

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 1999
                                         ----------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 1-13513

                        UNITED STATES EXPLORATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Colorado                                    84-1120323
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

1560 Broadway, Suite 1900, Denver, Colorado                    80202
-------------------------------------------                 ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class of Stock                                    Amount Outstanding
------------------------------                     -----------------------------
Common Stock, $.0001 par value                     15,591,831 shares outstanding
                                                         at November 15, 1999

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

                         UNITED STATES EXPLORATION, INC.

                                      Index

                                                                                   Page
                                                                                   ----
Part I - FINANCIAL INFORMATION

         Item 1  Financial Statements............................................    4
         Item 2  Management's Discussion and Analysis or Plan of Operation.......   12

Part II - OTHER INFORMATION......................................................   22

SIGNATURES.......................................................................   24

EXHIBIT INDEX....................................................................   25

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS

                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                  1999                1998
                                                             -------------         ------------
CURRENT ASSETS
  Cash & cash equivalents                                     $ 1,567,129          $ 1,000,661
  Accounts receivable                                           2,068,905            2,980,700
  Due from related parties                                         31,579                4,761
  Inventory                                                         2,423                9,684
  Prepaid expenses & deposits                                     112,435              806,947
  Assets held for sale                                                 --            1,825,000
                                                              -----------          -----------
      Total current assets                                      3,782,471            6,627,753

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment                           25,371,835           25,166,771
  Natural gas gathering systems                                   970,566              987,596
  Other equipment and leasehold improvements                      324,365              295,046
                                                              -----------          -----------
                                                               26,666,766           26,449,413

OTHER ASSETS
  Land held for resale                                            700,000              700,000
  Pipeline lease, less accumulated amortization
   of $286,785 at September 30, 1999  and
   of $248,481 at December 31, 1998                               426,275              451,811
  Loan costs, less accumulated
   amortization of $98,330 at September 30, 1999 and
   amortization of $44,695 at December 31, 1998                   375,442              429,076
                                                              -----------          -----------
                                                                1,501,717            1,580,887
                                                              -----------          -----------
    Total assets                                              $31,950,954          $34,658,053
                                                              ===========          ===========


The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES  AND STOCKHOLDERS' DEFICIT

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              1999                    1998
                                                                          -------------           ------------
CURRENT LIABILITIES
  Accounts payable                                                         $  2,514,256           $  2,365,983
  Accrued liabilities                                                           741,992                450,449
  Due related parties                                                            10,592                 47,379
  Due bank under credit facility                                             31,250,000             31,900,000
                                                                           ------------           ------------
   Total current liabilities                                                 34,516,840             34,763,811

NON CURRENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares
      issued and outstanding Series C
      Cumulative Convertible 443,166 shares
      at September 30, 1999 and 493,166 at
      December 31, 1998 (liquidation preference
      of $2,924,896)                                                          2,658,996              2,958,996
  Common stock-$.0001 par value
    Authorized-500,000,000 shares
    issued and Outstanding-15,591,831 shares at
    September 30, 1999 and 15,480,194 shares  at
    December 31, 1998                                                             1,559                  1,548
  Capital in excess of par                                                   32,901,042             32,577,053
  Accumulated deficit                                                       (38,127,483)           (35,643,355)
                                                                           ------------           ------------
    Total stockholders' deficit                                              (2,565,886)              (105,758)
                                                                           ------------           ------------
Total liabilities & stockholders' equity                                   $ 31,950,954           $ 34,658,053
                                                                           ============           ============


The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  SEPTEMBER 1999     SEPTEMBER 1998       SEPTEMBER 1999       SEPTEMBER 1998
                                                  --------------     --------------       --------------       --------------
REVENUES
   Sale of purchased gas                            $    263,821       $    53,315           $   664,792         $   661,905
   Sale of company produced oil and gas                1,765,625         1,209,055             4,820,186           2,471,693
   Contracting and operating fees                        129,665            16,155               283,673              34,406
                                                    ------------       -----------           -----------         -----------
                                                       2,159,111         1,278,525             5,768,651           3,168,004

COSTS & EXPENSES
   Gas acquistion costs                                  151,280            17,704               358,938             335,868
   Gathering & transmission costs                        103,273           130,526               277,774             433,060
   Production costs-oil and gas                          647,935           709,261             1,930,786           1,507,354
   Other operating costs                                   8,300            64,331               115,839             138,742
   Depletion, depreciation, and amortization             507,433           573,184             1,781,823           1,254,106
   Provision for impairment of assets                         --                --                    --             145,000
   General and administrative expenses                   607,989           741,732             2,068,443           1,485,507
                                                    ------------       -----------           -----------         -----------
                                                       2,026,210         2,236,738             6,533,603           5,299,637

   Earnings (loss) from operations                       132,901          (958,213)             (764,952)         (2,131,633)

OTHER INCOME (EXPENSE)
   Interest income                                        13,322             9,126                51,319             301,095
   Interest expense                                     (607,219)         (570,649)           (1,770,911)           (853,201)
   Other                                                  (2,050)            5,908                   418              (1,985)
                                                    ------------       -----------           -----------         -----------
                                                        (595,947)         (555,615)           (1,719,174)           (554,091)
                                                    ------------       -----------           -----------         -----------
           NET LOSS                                     (463,046)       (1,513,828)           (2,484,126)         (2,685,724)

   Preferred stock dividends attributable to period      (53,180)          (68,780)             (159,540)           (985,353)

   Net loss applicable to common stockholders       $   (516,226)      $(1,582,608)          $(2,643,666)        $(3,671,077)
                                                    ============       ===========           ===========         ===========
   Basic and diluted loss per common share          $      (0.03)      $     (0.10)          $     (0.17)        $     (0.33)
                                                    ============       ===========           ===========         ===========

   Weighted average common shares outstanding         15,591,831        15,320,194            15,591,831          11,015,848
                                                    ============       ===========           ===========         ===========



The accompanying notes are an integral part of these statements.

                        UNITED STATES EXPLORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   Nine months ended      Nine months ended
                                                                   September 30, 1999     September 30, 1998
                                                                   ------------------     ------------------
CASH FLOWS FROM OPERATIONS
       Net loss                                                        $ (2,484,126)          $ (2,685,724)
       Adjustments to reconcile net earnings (loss) to
         net cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                         1,781,823              1,254,106
         Provision for impairment of assets                                       0                145,000
         Loss on sale of assets                                               6,810                  8,716
         Decrease (increase) in accounts receivable                         911,795             (2,952,644)
         (Increase) in due from related parties                             (26,818)                (4,761)
         Decrease in inventory                                                7,261                  2,104
         Decrease (increase) in prepaid expenses and deposits               694,512               (154,903)
         Increase in accounts payable
           and accrued expenses                                             439,816              1,507,145
         (Decrease) increase in due related parties                         (36,787)                 7,715
         Stock issued as compensation                                        24,000                     --
         Other                                                                                       1,997
                                                                       ------------            -----------

       Net cash provided by (used in) operating activities                1,318,286             (2,871,249)

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                            (2,709,618)            (1,485,795)
         Proceeds from sale of equip                                      2,607,800                 43,065
         Acquisition of oil and gas leases                                        0            (38,497,265)
                                                                       ------------            -----------
       Net cash (used in) investing activities                             (101,818)           (39,939,995)

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of note payable to bank                               (3,350,000)                    --
         Proceeds from debt                                               2,700,000             29,000,000
         Loan costs related to acquisition financing                              0               (472,992)
         Dividend paid on preferred stock                                         0             (1,376,773)
       Net cash (used in) provided by financing activities                 (650,000)            27,150,235
                                                                       ------------            -----------
Net increase (decrease) in cash and cash equivalents                        566,468            (15,661,009)
Cash and cash equivalents-beginning of period                             1,000,661             15,988,152
                                                                       ------------            -----------
Cash and cash equivalents-end of period                                $  1,567,129           $    327,143
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

NOTE B - FINANCIAL STATEMENTS

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

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year.

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

At the closing of the acquisition, the Company also entered into an Exploration Agreement with UPR giving the Company the right to explore and develop all of UPR's undeveloped acreage in the area, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company must drill 15 commitment wells during the first 18 months and 20 commitment wells during each succeeding 12-month period for up to five 12-month option periods. If the Company does not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period. The Company has finalized an amendment to the Exploration Agreement wherein certain deepenings and reentries of wells will qualify as commitment wells during the initial 18-month period. Deepenings and reentries of wells require less capital than the drilling of new wells. At November 15, 1999, 11 of the 15 commitment wells which must be commenced by November 30, 1999 are in some stage of the drilling, deepening or reentry process.

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

The Company has committed to drill, deepen or reenter 15 wells by November 30, 1999 under the Exploration Agreement described in Note D. See Note D for further details.

NOTE F - CREDIT AGREEMENT

In connection with the acquisition of the UPR properties, the Company entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the Credit Agreement). The maximum available borrowings under the Credit Agreement were initially set at $35 million, subject to periodic redeterminations of the borrowing base. The Company borrowed $29 million under the Credit Agreement to pay a portion of the purchase price of the UPR properties. The balance of the purchase price was paid with the Company's existing funds. The Credit Agreement called for the repayment of principal in 20 quarterly installments beginning March 31, 2000. The loan bears interest, payable quarterly, at a rate determined by reference to LIBOR or the lender's reference rate, at the Company's option, plus varying margins. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company's oil and gas properties. The Credit Agreement prohibits the payment of dividends on Common Stock and prohibits the payment of dividends on the Series C Preferred Stock.

At December 31, 1998 and September 30, 1999, the Company did not meet certain financial ratios and net worth requirements contained in the Credit Agreement. The Credit Agreement requires the Company to have a ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense of not less than 2.75:1 and a ratio of current assets to current liabilities of not less than 1:1, and to maintain tangible net worth of at least $20 million. In addition, the Company did not make scheduled interest payments on the loan in September, October and November 1999. As a result, beginning October 1, 1999, interest accrues on the unpaid principal and the unpaid interest at a rate which is 2% per annum above the normal rate. At November 15, 1999 this rate is 11% per annum.

As a result of the Company's failure to meet these ratios and requirements at December 31, 1998 and September 30, 1999, and, as a result of the failure to make scheduled interest payments, the loan is in default and can be called by the bank. Therefore, the Company is required by generally accepted accounting principles to classify the entire outstanding balance due to the lender as a current liability even though the current outstanding balance of the loan is payable by its terms over a five year period beginning March 31, 2000 as follows:

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

         Current assets                               $   134,542
         Natural gas gathering systems, net               371,622
         Oil and gas property and equipment, net        1,159,076
         Building and other equipment, net                218,203
                                                      -----------
                                                        1,883,443
         Current liabilities                              (58,443)
                                                      -----------
                                                       $1,825,000
                                                      ===========


In May, 1999, the Company sold its oil and gas properties in Logan, Noble and Kay Counties, Oklahoma for $750,000 effective as of April 1, 1999. The proceeds were used to reduce the Company's borrowings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

Introduction

         In May 1998, we acquired our Colorado properties from UPR. Those new properties are many times larger than the properties we have historically owned. As a result of the impact of this acquisition, comparisons of the first nine months of 1999 to the first nine months of 1998 are not particularly meaningful.

         As a result of the losses experienced by the Company in recent periods and existing defaults under our principal loan agreement, our auditors included a "going concern" qualification in their opinion on our 1998 financial statements.

Liquidity and Capital Resources

Bank Credit Facility

         On May 15, 1998, in connection with the UPR acquisition, we entered into a Credit Agreement with ING (U.S.) Capital Corporation ("ING") establishing a revolving credit facility (the "Credit Agreement"). The maximum available borrowings under the Credit Agreement were initially set at $35 million, subject to periodic redeterminations of the borrowing base. The original loan amortization schedule included 20 quarterly installments beginning March 31, 2000. Loan interest would be generally payable on a quarterly basis at a rate selected by us which is determined by reference to LIBOR or the lender's reference rate plus varying margins. At September 30, 1999, the outstanding loan balance was $31.25 million.

         Our obligations under the Credit Agreement are secured by substantially all of the Company's oil and gas properties. The Credit Agreement prohibits the payment of dividends on our Common Stock and prohibits the payment of dividends on our Series C Preferred Stock.

         On November 18, 1998, we notified ING that we were in default of several of the Credit Agreement's financial covenants as of September 30, 1998. As a result, the entire amount of the outstanding loan was reclassified as a current liability on the Company's balance sheet in accordance with the requirements of generally accepted accounting principles. We did not make scheduled interest payments in September, October and November 1999. We were notified, effective October 1, 1999, that our failure to make scheduled interest payments was also a default and interest would be computed at the default interest rate. The default rate is generally 2% per annum higher than the rate that would otherwise apply. At November 15, 1999, the default interest rate was 11% per annum. The Company does not plan to resume interest payments while negotiations continue as to a possible restructuring of its lending relationships.

         No timetable has been established for the conclusion of these restructuring discussions and no assurance can be given that these discussions will be successful. If the discussions are not successful and a borrowing base deficiency, interest payment deficiency or some other form of default remains uncured, ING has the ability under the terms of the Credit Agreement to declare the outstanding loan balance to be due and payable and foreclose on the properties which secure the loan.

         ING has advised all of the customers of its Natural Resources Group that this department of ING has ceased ongoing operations. However, ING has retained certain personnel to administer the loans of existing clients, including UXP. We cannot predict what impact ING's decision to discontinue lending in the natural resources industries will have on our ability to negotiate a satisfactory restructuring of our banking relationships.

Capital Expenditures

         Until the loan defaults described above have been resolved, we will continue to significantly curtail projects requiring cash investment by the Company, focusing principally on projects that pay back their investment over a short period of time. We will also seek sources of outside financing which will allow development of the Company's capital projects with little or no investment by the Company, but no assurance can be given that such financing will become available. Such financing arrangements would necessarily involve a significant reduction of the Company's interest in the properties to be developed.

         For example, in November 1999, we entered into an arrangement in which we granted an unaffiliated oil and gas company the right to drill and complete up to 20 Colorado wells prior to December 31, 2000. The other company will pay all of the costs to drill and complete the wells, and will earn a 78% working interest in the wellbore of each well drilled and completed as a producing well. At November 15, 1999 two wells have been drilled under this arrangement.

         Under the Exploration Agreement described in Note D, we have an obligation to drill, deepen or reenter 15 commitment wells prior to December 1, 1999. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not drilled. The Company has finalized an amendment to the Exploration Agreement under which certain deepenings and re-entries, which are significantly less expensive than new wells, will count as commitment wells during the initial 18-month term. As of November 15, 1999, 11 commitment wells have been or are in the process of being drilled, reentered or deepened. Management believes that the remainder of the Company's commitment under the Exploration Agreement during the initial term will be satisfied.

Cash Balances and Cash Flow

         As of November 15, 1999 the Company had cash and cash equivalents of approximately $2.1 million. The increases in commodity prices and the implementation of certain cost reduction measures are expected to produce positive cash flow before capital spending the remainder of the year. In addition, the fact that the Company has ceased making interest payments on its credit facility will conserve cash. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Conversion of Series C Preferred Stock

         In order to reduce the negative impact of preferred stock dividends on earnings attributable to common shareholders and cash flow, we engaged in an active program to convert Series C Preferred Stock into shares of common stock during 1998. Since December 31, 1997, 3,391,834 shares of Series C Preferred Stock have been converted into 6,783,668 shares of common stock. Most of these conversions were effective immediately after the cash dividend was paid for the second quarter of 1998. This conversion has reduced preferred stock dividend requirements by approximately $1.6 million per year. The annual dividend requirement on the 443,166 shares that remain outstanding is approximately $213,000. However, no dividends have been paid on any of the Company's preferred stock since June 30, 1998.

Property Sales

         During the first quarter of 1999, we sold certain Oklahoma assets for $1,825,000. On May 6, 1999, we sold our remaining Oklahoma assets for $750,000. These sales did not result in any gain or loss to the Company as the proceeds reduced the carrying cost of the Company's oil and gas property and equipment full cost pool. The proceeds from these sales were applied to reduce the ING loan. We have also announced our intention to dispose of the Company's remaining assets in Kansas and Texas. Under the terms of the Credit Agreement, any proceeds of the sale of these assets would also be required to be applied against the ING loan. Therefore, sales of the Company's non-Colorado properties have in the past and may in the future reduce interest expense, but cannot be expected to improve the Company's liquidity.

American Stock Exchange Listing

         The American Stock Exchange is conducting a review of the Company's listing on the Exchange based upon its guidelines for continued listing and its routine periodic review of the Company's SEC and other filings. In connection with this review, the Exchange has requested a report by November 30, 1999 detailing, among other things, certain Company projections and the status of negotiations with the Company's lender.

Results of Operations

Introduction

         Because of the acquisition of the UPR properties in May 1998, comparison of the results of operations between the nine months ended September 30, 1999 and the nine months ended September 30, 1998 is not very meaningful. Results of operations for the nine months ended September 30, 1999 include Oklahoma operations in Kay, Logan and Noble counties for four months and Colorado operations for the entire nine months. Results of operation for the nine months ended September 30, 1998 include Oklahoma operations in Osage, Kay, Logan and Noble counties for all nine months and Colorado operations for four and one-half months. The oil and gas properties involved in the UPR acquisition dwarf the oil and gas properties previously owned by the Company. As a result, sales of Company produced oil and gas, production costs of oil and gas, depletion, depreciation and amortization expense, general and administrative expenses and interest expense increased substantially, while interest income declined substantially. All interest expense is attributable to the UPR acquisition and substantially all of the decrease in interest income results from the use of Company cash in the UPR acquisition. The increase in general and administrative expense primarily results from additional personnel and associated costs, office facilities and legal and accounting expenses, all of which are related to the continuing operations of the UPR properties.

Quarter Ended September 30, 1999

         The Company realized a net loss of $463,046 for the third quarter of 1999 compared to a loss of $1,513,828 for the third quarter of 1998. Including preferred stock dividends, the loss for the third quarter of 1999 was $516,226 or $.03 per share compared to a loss of $1,582,608 or $.10 per common share for the third quarter of 1998.

         The following table reflects net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended September 30, 1998 and September 30, 1999. To illustrate changes in production and pricing since the end of the second quarter of 1999, the table also summarizes the Company's production and pricing in that quarter:

                   Net Oil and Gas Production and Sales Prices

                                                   Three months ended September 30
                              -------------------------------------------------------------------------   Three months
                                             1998                                   1999                      ended
                              ---------------------------------     -----------------------------------   June 30, 1999
                              Kansas and                            Kansas and                            -------------
                               Oklahoma     Colorado      Total      Oklahoma       Colorado     Total        Total
                              ----------    --------      -----     ----------      --------     -----        -----
Production
 Oil - mbbl                      16.69        15.74       32.43         (.40)         22.71       22.31        34.10
 Natural Gas - mmcf              53.66       441.54      495.20        23.00         535.66      558.66       634.69
 Total - mmcfe                  153.80       535.98      689.78        20.60         671.92      692.52       839.29


Weighted Average Prices
 Oil - $/bbl                     13.46        12.65       13.07        15.98          19.39       19.45        16.08
 Natural Gas - $/mcf              1.73         1.55        1.57         1.61           2.42        2.38         1.95


         The three months ended September 30, 1998 include a full quarter of operations from the Oklahoma properties, including those properties sold effective December 31, 1998 and May 1, 1999. The three months ended September 30, 1999 do not include any operations in Oklahoma.

         The increase in sales of purchased gas and the related costs of gas acquisition and gathering and transmission reflects the fact that in the third quarter of 1998, the Company purchased gas only in Oklahoma while in the third quarter of 1999 we purchased gas only in Kansas. The Company's pipeline operations in Kansas are somewhat larger than its operations in Oklahoma. The Kansas purchased gas operations were shut in during the third quarter of 1998. The Oklahoma gathering systems were sold effective December 31, 1998. The sales of purchased gas in Kansas for the third quarter of 1999, net of gas acquisition costs and gathering and transmission costs, produced a small cash operating profit. The Company continues its efforts to contract with others to purchase additional natural gas from wells in the area of its Kansas gathering system and has recently installed additional facilities which will allow resales of its purchased gas through two pipelines instead of one pipeline, thus increasing marketing flexibility.

         Contracting and operating fees were $129,665 for the third quarter of 1999 compared to $16,155 for the third quarter of 1998. This increase is substantially attributable to amounts billed to Benson Mineral Group, Inc. for time spent by Company employees on the business affairs of Benson Mineral Group, Inc., being $117,362.

         Oil and gas production costs for the third quarter of 1999 include approximately $617,000 for the Colorado properties (including approximately $158,000 in production taxes) and approximately $30,000 for the Kansas properties. The third quarter of 1998 includes oil and gas production costs for the Oklahoma properties which were sold effective December 31, 1998 and May 1, 1999. The third quarter of 1998 included Colorado oil and gas direct production costs of approximately $554,000 including production taxes of approximately $88,000.

         The reduction in other operating costs from $64,331 for the third quarter of 1998 to $8,300 for the third quarter of 1999 reflects the closing of the Oklahoma field office in early 1999 and the closing of the Colorado field office in June 1999.

         Gas prices have increased since December 31, 1998. The Company has not given effect to any revisions in proved reserve quantities which might result from these increased prices in its calculations of depletion, depreciation and amortization for the third quarter of 1999.

         General and administrative expenses were $607,989 for the third quarter of 1999 compared to $741,732 for the third quarter of 1998. There were additional expenses in the third quarter of 1998 related to the then recent acquisition of the Colorado properties. In addition, cost reduction measures have been initiated during 1999. Net of billings to Benson Mineral Group, Inc. for time spent by Company employees on the business affairs of Benson Mineral Group, Inc., general and administrative expenses for the third quarter of 1999 would be $490,627, but there would be a corresponding decrease in contracting and operating fees income.

         Interest expense increased $36,570 from the third quarter of 1998 to the third quarter of 1999. Substantially all of this increase relates to increased borrowings from $29 million at September 30, 1998 to $31.25 million at September 30, 1999.

Nine Months Ended September 30, 1999

         The Company realized a net loss of $2,484,126 for the first nine months of 1999, compared to a net loss of $2,685,724 for the first nine months of 1998. Including preferred stock dividends, the loss for the first nine months of 1999 was $2,643,666 or $.17 per share compared to a loss of $3,671,077 or $.33 per common share for the first nine months of 1998.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the nine months ended September 30, 1998 and September 30, 1999 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices

                                                    Nine months ended September 30
                              ----------------------------------------------------------------------------
                                             1998                                    1999
                              ----------------------------------     -------------------------------------
                              Kansas and                            Kansas and
                               Oklahoma     Colorado      Total      Oklahoma       Colorado       Total
                              ----------    --------      -----     ----------      --------       ------
Production
 Oil - mbbl                      50.26        32.37        82.63           6.90        77.03         83.93
 Natural Gas - mmcf             180.78       634.87       815.65          83.01     1,716.18      1,799.19
 Total - mmcfe                  482.34       829.09     1,311.43         124.41     2,178.36      2,302.77


Weighted Average Prices
 Oil - $/bbl                     14.31        12.60        13.64          13.96        15.42         15.30
 Natural Gas - $/mcf              1.74         1.62         1.65           1.53         1.99          1.97

         The nine months ended September 30, 1998 include only 4.5 months of Colorado operations and include nine months of operations from the Oklahoma properties, including those properties sold effective December 31, 1998 and May 1, 1999. The nine months ended September 30, 1999 include Oklahoma operations for Logan, Noble and Kay Counties, Oklahoma for four months only.

         Sales of purchased gas were $664,792 for the first nine months of 1999 compared to $661,905 for the first nine months of 1998. Gas was purchased only in Kansas during 1999. Gas was purchased in Oklahoma and Kansas during 1998, although the Kansas operations were shut in during the third quarter of 1998. Gas acquisition costs and gathering and transmission costs were $636,712 for the first nine months of 1999 compared to $768,928 for the first nine months of 1998. On a cash operating basis the Kansas operations have been marginally profitable in 1999. The Kansas and Oklahoma operations were not profitable for the first nine months of 1998 in part because the Kansas operations were shut in during the third quarter of 1998.

         Contracting and operating fees were $283,683 for the first nine months of 1999 compared to $34,406 for the first nine months of 1998. Included in the first nine months of 1999 is $241,784 attributable to billings to Benson Mineral Group, Inc. for time spent by Company employees on the business affairs of Benson Mineral Group, Inc. All Benson Mineral Group, Inc. employees were moved to the Company payroll in February, 1999.

         Oil and gas production costs and other operating costs were $2,046,625 for the nine months ended September 30, 1999 compared to $1,646,096 for the nine months ended September 30, 1998. Oil and gas production costs related to the Colorado properties were approximately $669,000 for the period May 16, 1998 through September 30, 1998 and were approximately $1,845,000, including approximately $430,000 in production taxes, for the nine months ended September 30, 1999. Other operating costs were $115,839 and $138,742 for the nine months ended September 30, 1999 and

September 30, 1998. During 1998 the Company maintained field offices in Oklahoma and, from May, 1998, Colorado. The field office in Oklahoma was closed in early 1999 and the Colorado field office was closed in June 1999.

         Depletion, depreciation and amortization increased from $1,254,106 for the nine months ended September 30, 1998 to $1,781,823 for the nine months ended September 30, 1999. This increase is attributable to the acquisition of the Colorado properties effective May 15, 1998.

         The increases in general and administrative expenses and interest expense and the decrease in interest income for the periods ended September 30, 1999 and September 30, 1998 respectively are directly attributable to the acquisition of the Colorado properties. Net of billings to Benson Mineral Group, Inc. for time spent by Company employees on the business affairs of Benson Mineral Group, Inc., general and administrative expenses for the nine months ended September 30, 1999 would be $1,826,659 instead of $2,068,443 but there would be a corresponding decrease in contracting and operating fees income.

         The provision for impairment of assets in the first nine months of 1998 is related to the land in Texas held for resale.

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

         The Company believes that its own computer systems are Year 2000 compliant. For reasons unrelated to Year 2000 issues, the Company acquired new IBM hardware for all of its critical systems during 1998 and has been advised by the vendor that the new equipment is Year 2000 compliant. The balance of the Company's operating systems are PC-based and all PC's have been acquired within the past two years. The Company's software system has been operating since 1992, but has been continuously maintained by the software vendor, who has advised the Company that the system is Year 2000 compliant. Accordingly, the Company does not expect to incur any material costs associated with internal Year 2000 issues.

         The Company continues the process of communicating with its significant suppliers, business partners and customers to determine whether those third parties have addressed Year 2000 issues. Substantially all of these communications have been verbal. The primary companies with which the Company deals are large, publicly-held enterprises that can be expected to be alert to Year 2000 issues as a result of regulatory pressures or otherwise. However, there can be no assurance that the Company's receipt of goods, services or payments will not be complicated or delayed as a result of

Year 2000 problems experienced by third parties, including its suppliers and customers or others with whom its suppliers and customers deal.

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

         Reserve Estimates. The Company's estimates of proved reserves of oil and gas and future net cash flows therefrom are based on various assumptions and interpretations and, therefore, are inherently imprecise. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may be subject to revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating costs and other factors. Revisions in reserve estimates can affect the Company in various ways, including changes in the borrowing base under its loan agreement, changes in depreciation, depletion and amortization expense and, in the case of reductions in reserve estimates, the need to create a provision for impairment of its oil and gas assets.

         Reliance on Key Personnel. The Company is dependent upon its executive officers and key employees, particularly Bruce D. Benson, its Chief Executive Officer. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. The Company does not have key person life insurance on any of its officers.

         Management of Growth. The acquisition of the UPR properties resulted in a substantial change in the size and extent of the Company's assets and operations. In order to accommodate this growth, the Company has expanded its staffing, office space and management information systems. The Company has experienced difficulties in the course of managing the growth within the Company. The Company believes that it has resolved the difficulties encountered insofar as its internal administrative functions are concerned, but has continued to encounter difficulties in reaching agreements with other operators in the Wattenberg field to facilitate the development operations planned for its Colorado properties. The Company continues to negotiate with these other operators in an effort to resolve the remaining issues. The Company's inability to resolve these issues could adversely affect the Company's business, financial condition or results of operations until resolved. In addition, the Company expanded its facilities in anticipation of growth that has not occurred to date as a result of these operational difficulties and the Company's lack of resources to pursue the development of its Colorado properties at the anticipated rate. That expansion has resulted in increased general and administrative expenses, principally the rent on additional space leased by the Company. See Note E to the Financial Statements. The Company is attempting to reduce its overhead by subleasing this additional space, but there can be no assurance that it will be able to do so. In the meantime, these increased general and administrative expenses will continue to adversely affect the Company's results of operations and financial condition.

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

         Increased Debt; Defaults on Credit Facility. The Company's ability to service the debt incurred under the Credit Agreement is in part dependent upon increasing its cash flows from the UPR properties through further development work. The Company's ability to conduct that further development work is, in turn, dependent upon the availability of adequate capital and its ability to enter into appropriate agreements with the operators of wells in which it owns an interest to deepen or recomplete the wells for production from additional zones. The Company's capital resources are quite limited and it is currently in default under its loan agreement. There can be no assurance that it will be able to resolve the existing defaults or increase revenues sufficiently to service its debt. If it is not, the bank could foreclose on the Company's properties, which are its only significant source of revenues. These factors can be expected to adversely affect the Company's ability to obtain additional financing for working capital, capital expenditures and other purposes.

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

Item 3.  Defaults Upon Senior Securities.

         The Company is in default under its Credit Agreement with ING (U.S.) Capital LLC. The amount outstanding is $31,250,000. The Company is in default on certain financial covenants and has not made interest payments due in September, October and November, 1999. Under the terms of the Credit Agreement, cash dividends on the Company's Series C Convertible Preferred Stock may not be paid if there is a default under the Credit Agreement and cannot be paid for periods after June 30, 1999, whether or not a default exists. Dividends on the Series C Convertible Preferred Stock have not been declared or paid since the second quarter of 1998. Unpaid dividends from July 1, 1998 through November 15, 1999 approximate $292,000. The Series C Convertible Preferred Stock is not registered under the Securities Exchange Act of 1934.

         Under the terms of the Series C Convertible Preferred Stock, if dividends have not been paid in an amount equal to at least six quarterly dividends, the number of directors on the Company's Board is automatically increased by two and the holders of the Series C Convertible Preferred Stock are entitled to elect the two new directors. The Company is obligated to call a meeting of the holders of the Series C Preferred Stock for the purpose of electing those directors upon the written request of the holders of two-thirds of the outstanding shares of Series C Preferred Stock. Upon payment of the dividend arrearage, the size of the Board is reduced by two and the terms of the directors elected by the holders of the Series C Preferred Stock automatically terminate. On December 31, 1999, the dividend arrearages on the Series C Convertible Preferred Stock will total six quarters and this right of the holders to elect two directors will arise.

         If dividends are not paid on the Series C Convertible Preferred Stock for three successive years, the Company may pay all dividends in arrears in shares of its Common Stock, subject to the consent of the holders of the Series C Preferred Stock. Such consent may not be withheld for more than 180 consecutive days.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Previously reported in the Company's Form 10-QSB for the quarter ended June 30, 1999.

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

                                       UNITED STATES EXPLORATION, INC.

Date: November 22, 1999                By: /s/ Bruce D. Benson
                                           -------------------------------------
                                           Bruce D. Benson, President,
                                           Chief Executive Officer and
                                           Chairman of the Board
                                           (Principal Executive Officer)

Date: November 22, 1999                By: /s/ F. Michael Murphy
                                           -------------------------------------
                                           F. Michael Murphy, Vice President,
                                           Secretary and Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number                Item                                             Page No.
-------               ----                                             --------
27.1                  Financial Data Schedule