Form 10KSB
period 1999-12-31
UNITED STATES EXPLORATION INC
filed 2000-04-13
CIK 847074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to ___________

         Commission File Number             1-13513

                         UNITED STATES EXPLORATION, INC.
                   ------------------------------------------
           (Name of small business issuer as specified in its charter)


               Colorado                                  84-1120323
-------------------------------                     --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


1560 Broadway, Suite 1900, Denver, Colorado                            80202
-------------------------------------------                          ----------
 (Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:   (303) 863-3550

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal period were $8,177,716.

The aggregate market value of the common equity held by nonaffiliates of the Company as of March 21, 2000, was approximately $13,309,424 based upon the last reported sale of the Company's Common Shares on that date.

The total number of Common Shares outstanding as of March 21, 2000 was 15,620,631.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

Transitional Small Business Disclosure Format: Yes         No    X
                                                   -----       -----

                                TABLE OF CONTENTS


PART I                                                                                         PAGE

         Items 1 and 2.     Description of Business and Properties                               1

         Item 3.            Legal Proceedings                                                    8

         Item 4.            Submission of Matters to a Vote of
                            Security Holders                                                     8

PART II

         Item 5.            Market for Common Equity and Related
                            Stockholder Matters                                                  8

         Item 6.            Management's Discussion and Analysis or
                            Plan of Operation                                                   10

         Item 7.            Financial Statements                                                17

         Item 8.            Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure                              17

PART III

         Item 9.            Directors, Executive Officers, Promoters and
                            Control Persons; Compliance With Section
                            16(a) of the Exchange Act                                           18

         Item 10.           Executive Compensation                                              21

         Item 11.           Security Ownership of Certain Beneficial                            24
                            Owners and Management

         Item 12.           Certain Relationships and Related Transactions                      27

         Item 13.           Exhibits and Reports on Form 8-K                                    28

Index to Financial Statements
Signature Page

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

ITEMS 1. AND 2.    DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

         United States Exploration, Inc. ("UXP" or the "Company") is an independent producer of oil and natural gas. Our principal oil and gas properties are located in the Wattenberg area of the Denver-Julesburg Basin in northeastern Colorado. Those properties were acquired from Union Pacific Resources Company ("UPR") in May of 1998. We also hold smaller interests in Kansas and operate natural gas gathering systems located near certain of our Kansas properties. In 1999, we sold our properties in Oklahoma in order to concentrate our efforts on the Colorado properties.

OIL AND GAS PRODUCTION

         Net oil and gas production (after royalties), average production costs and average sales prices for the Company's products for the years ended December 31, 1999 and 1998 and for the nine-month transition period ended December 31, 1997 are shown in the table below:

                           NET OIL AND GAS PRODUCTION,
                    AVERAGE PRODUCTION COSTS AND SALES PRICES


                                    Net                       Production             Average Sales Price
                                 Production                   Cost Per            --------------------------
                        ----------------------------          Equivalent          Per Bb1            Per Mcf
Period                  Oil (Mbbl)         Gas(Mmcf)          Unit(1)             of Oil             of Gas
------                  ----------         ---------          -------             ------             -------

Year ended
December 31,
1999(2)                 107.6              2,471               $ 5.38             $17.04               $2.14

Year ended
December 31,
1998(3)                 140.1              1,650                 6.76              13.07                1.71

Nine months
ended December
31, 1997                 64.6                274                10.14              19.31                2.65

----------
(1) Production cost per equivalent unit is calculated at the rate of 6 Mcf of natural gas per Bbl of oil.

(2) Substantially all of the oil and gas production in 1999 is attributable to the Colorado properties.

(3) Approximately 54% of the oil production and 80% of the gas production in 1998 was attributable to production from the Colorado properties acquired from UPR during the period from the May 15, 1998 closing date through year end. Approximately 31% of the oil production and 11% of the gas production during 1998 was attributable to production from the Oklahoma properties sold in January of 1999.

----------

         Our natural gas is sold at prices determined on a monthly basis by reference to various published spot prices for gas. For the last six months of 1999, approximately 20% of our Colorado gas was sold at a fixed price of $1.92/Mmbtu (approximately $2.30/Mcf). Oil is also sold at prevailing spot prices. During the year ended December 31, 1999, there were three purchasers or operators who accounted for more than 10% of our revenues from purchased and produced oil and gas sales. North American Resources Company, HS Resources and Woodward Marketing purchased from the Company or sold for the Company's account oil and gas constituting 51%, 15% and 11%, respectively, of total 1999 sales. The loss of any of these purchasers would temporarily affect our revenues, but we believe we will continue to have a market for our products for the foreseeable future. (See Note 10 of Notes to Consolidated Financial Statements for more detail.)

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

PROPERTIES

         The following table summarizes our gross and net producing wells and gross and net developed acres at December 31, 1999.


                                           Producing
                                             Wells
                      --------------------------------------------------                  Developed
Area                         Gas                             Oil                            Acres
----                  -------------------            -------------------            ---------------------
                      Gross           Net            Gross           Net            Gross             Net
                      -----           ---            -----           ---            -----             ---
Colorado              307             152            68              43             44,773          42,330(1)
Kansas                 12              12            --              --              4,610           4,610

----------
         (1) The Company owns different interests in different productive or potentially productive formations on many of its properties. The net acres reflected in the table are based on the Company's interests in the formation from which most of its production is derived (the J formation). The Company's interest in shallower formations is somewhat smaller.
----------

         We operate 81 of the Colorado wells in which we own an interest and all of the Kansas wells in which we own an interest.

         As part of our acquisition of the Colorado properties in May 1998, we entered into an Exploration Agreement with UPR giving us the right to explore and develop all of UPR's undeveloped acreage in the Wattenberg area of the Denver-Julesburg Basin, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. The Exploration Agreement had an initial term of 18 months and we have the right to renew the Exploration Agreement for up to five 12-month option periods, assuming that we have drilled the required number of commitment wells during the preceding period. We do not have to extend the Exploration Agreement into a successive 12-month option period unless we so elect. During the initial term, we drilled, deepened or re-entered the required 15 commitment wells and elected to extend the Exploration Agreement for the initial 12- month option period. We are required to drill 20 commitment wells during the initial option period and each succeeding 12-month option period to preserve our right to extend the Exploration Agreement. If we do not drill the required number of commitment wells during any option period for which the Exploration Agreement has been extended, the Exploration Agreement will terminate at the end of the period and we will be required to pay liquidated damages of $125,000 for each commitment well that we did not drill during the period. If the Company is able to settle its obligations to its principal lender on a satisfactory basis, management believes that resources are available to satisfy the Company's commitment under the Exploration Agreement during the initial option period. The failure to drill the commitment wells during any option period would have a material adverse effect on the financial condition and prospects of the Company. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources" and Note 15 of Notes to Consolidated Financial Statements.

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

DRILLING ACTIVITY

         The following table summarizes the Company's drilling activities during the years ended December 31, 1999 and 1998 and the nine-month transition period ended December 31, 1997:

                           Net New                Net Re-                               Net
                         Wells(1)(2)             Entries(1)(3)                    Deepenings(1)(4)
                  ---------------------     ---------------------               --------------------
                  Productive        Dry     Productive        Dry               Productive       Dry
                  ----------        ---     ----------        ---               ----------       ---

1999              1.38              .01     5.00                --                6.49           .50
1998                --               --       --                --                6.64            --
1997                --               --       --                --                  --            --

----------
         (1) Net wells are the number of gross wells in which the Company participated multiplied by the Company's interest in the well.

         (2) Most of the new wells in 1999 were drilled under farm-out arrangements pursuant to which the Company was carried on all costs through commencement of production. There were five gross producing wells and two gross dry holes included in the net well computations.

         (3) Represents previously plugged well bores re-entered by the Company to reestablish production. There were five gross producing wells included in the net re-entries computations.

         (4) Represents productive wells deepened to establish production from a deeper formation. There were 16 gross producing wells and one gross dry hole included in the net deepenings computations.
----------

         All of the wells reflected in the table were development wells. The Company is the operator of the five wells that were reentered in 1999. All of the other wells reflected in the table are operated by other oil and gas companies.

         As of February 29, 2000, the Company was participating in the deepening of five existing wells and the drilling of 12 new development wells under farm-out arrangements pursuant to which all costs through the commencement of production are paid by other parties. The farm-out arrangements provide that, if actual costs exceed 105% of estimated costs computed on a quarterly basis for wells commenced in that quarter, the Company is required to bear 22% of the excess costs.

RESERVES

         The following is a summary of the Company's estimated proved reserves as of year-end 1999 and 1998:

                                                 December 31,
                   ----------------------------------------------------------------------
                                1999                                 1998
                   --------------------------------    ----------------------------------
                                                        Kansas &
                    Kansas    Colorado      Total      Oklahoma(1)  Colorado      Total
                   -------    --------     --------    -----------  --------     --------
Crude Oil -
Mbbl                    --     2,480.3      2,480.3         53.4     2,162.2      2,215.6
Natural Gas -
Mmcf               1,019.0    55,728.7     56,747.7      1,427.0    57,534.6     58,970.6
Total - Mmcfe      1,019.0    70,610.5     71,629.5      1,747.4    70,716.8     72,464.2

----------
         (1) Excludes reserves of 1,593 Mmcfe associated with Oklahoma properties sold in January 1999.

         Effective April 1, 1999 the Company sold its properties in Logan, Noble and Kay Counties, Oklahoma containing reserves of approximately 540 Mmcfe. See
Note 18 of Notes to Consolidated Financial Statements for more detailed information concerning changes in the Company's estimated oil and gas reserves during 1999. For the year ended December 31, 1999, reserves were calculated using prices of $24.10/Bbl of oil and $2.28 (Colorado) or $1.33 (Kansas) per Mcf of natural gas. For the year ended December 31, 1998, reserves were calculated using prices of $9.40/Bbl of oil and $1.84 (Colorado) or $1.74 (Kansas) per Mcf of natural gas.

         No reserve estimates were filed with any other federal authorities or agencies since January 1, 1998.

FACILITIES

         The Company occupies a portion of its executive and administrative offices at 1560 Broadway, Suite 1900, Denver, Colorado, pursuant to a Cost and Expense Sharing Agreement with Benson Mineral Group, Inc. ("BMG"), an affiliate of Bruce D. Benson, Chairman of the Board, Chief Executive Officer and President of the Company. Pursuant to that Agreement, the Company shares approximately 9,490 square feet of office space with BMG and pays its pro rata share of office rent, personnel costs, administrative costs and expenses to BMG on a monthly basis. After UXP obtained its own office lease in July, 1998, BMG stopped charging any portion of its rent costs to UXP except for a portion of Bruce D. Benson's office plus two file rooms, being a total of $2,968 monthly. The file rooms were originally leased by BMG for use by the Company. During 1999, the Company paid or accrued approximately $170,000 in rent and common expenses to BMG under this agreement.

         On July 1, 1998, UXP leased approximately 11,850 square feet of additional office space adjacent to the space it shares with BMG. The additional space was obtained to accommodate expansion in our operations following the UPR acquisition. The term of the lease is 117 months. The rental is $14,817 per month, increasing to $19,410 per month after 57 months. The Company is currently attempting to sub-lease substantially all of this office space.

EMPLOYEES

         At March 21, 2000, the Company had 15 employees, one of which is a field employee and the remainder are executive and office personnel. Included in this count is Bruce D. Benson, Chief Executive Officer and President of the Company. The Company also engages independent contractors to supplement the services of its employees as needed. At March 21, 2000, the Company was using the services of approximately seven independent contractors on a full time equivalent basis.

         Pursuant to the Cost and Expense Sharing Agreement between the Company and BMG, BMG and the Company share the services of ten employees of the Company located in its executive and administrative offices. Such individuals include F. Michael Murphy, Vice President and Secretary of the Company and Murray N. Brooks, Vice President of Operations. Prior to February 22, 1999, the ten shared employees were employed by BMG and the Company reimbursed BMG for a portion of their salaries and benefits proportionate to the portion of their time spent on UXP matters. Since February 22, 1999, these shared employees have been employed by the Company and BMG reimburses the Company for the cost of time spent on BMG matters. During 1998, the Company accrued or paid BMG approximately $558,000 under this arrangement. During 1999, the Company accrued or paid BMG approximately $61,000 and BMG paid the Company approximately $346,000 under this arrangement.

COMPETITION

         The Company's competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than those of the Company. Competition in the oil and gas industry is intense. The Company also faces intense competition in obtaining capital for drilling and acquisitions and is at a competitive disadvantage compared with more established companies with proven records of successful operations.

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

                                GLOSSARY OF TERMS




Bbls:                    Barrels of oil.

Bcfe: Billion cubic feet of gas equivalent, calculated on the basis of six Mcf of gas for one Bbl of oil.

BTU: British Thermal Unit - the amount of heat necessary to raise the temperature of one pound of water one degree fahrenheit.

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

Mbbls:                   Thousand barrels.

MMBTU:                   Million BTU's.

Mcf:                     Thousand cubic feet.

Mmcf:                    Million cubic feet.

Mmcfe: Million cubic feet of gas equivalent, calculated on the basis of six Mcf of gas for one Bbl of oil.

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

Proved            Proved reserves that are  expected to be recovered
Developed         through  existing wells with existing equipment and
Reserves:         operating methods.

Proved            Quantities of oil and gas which geological and
Reserves:         engineering data demonstrate with reasonable
                  certainty to be recoverable in future years from known reservoirs.



Proved            Proved reserves that are expected to be
Undeveloped       recovered from new wells or from existing wells
Reserves:         where a relatively major expenditure is required
                  for recompletion.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding and the property of the Company is not subject to any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating against the Company or its property. See "Item 6. Management's Discussion and Analysis or Plan of Operations -- Liquidity and Capital Resources" for a description of the status of the Company's principal credit facility.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no items submitted to a vote of the Company's Shareholders during the quarter ended December 31, 1999.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock is listed on the American Stock Exchange. (See "Item 6. Management's Discussion and Analysis or Plan of Operations -- Liquidity and Capital Resources -- American Stock Exchange Listing" for information concerning a pending review by the American Stock Exchange of the Company's continued listing.) The following table sets forth the high and low sales prices for the Common Stock on the American Stock Exchange for each quarter of 1999 and 1998.

1999                               HIGH                   LOW
----                               ----                   ---

Fourth Quarter                     $1.31                  $0.69

Third Quarter                      $1.38                  $0.69

Second Quarter                     $1.56                  $0.94

First Quarter                      $2.13                  $1.38


1998
----

Fourth Quarter                     $3.00                  $1.25

Third Quarter                      $3.50                  $1.88

Second Quarter                     $4.00                  $2.50

First Quarter                      $3.31                  $2.87

         The number of record holders of the Common Shares as of December 31, 1999 was 419. The Company estimates that there were approximately 1,500 beneficial owners of its Common Shares as of that date.

         No dividends on the Common Shares have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future. The terms of the Series C Preferred Stock of the Company currently outstanding prevent the Company from paying any dividends on its common stock until the Series C Preferred Stock is fully redeemed or converted. In addition, the Company's principal credit facility prohibits the payment of dividends on the Common Stock.

         During 1999, the Company issued 100,000 shares of Common Stock upon conversion of 50,000 shares of its Series C Preferred Stock in reliance upon the exception afforded by Section 3(a)(9) of the Securities Act of 1933, as amended. The conversion was effective as of June 30, 1998. For further discussion, see "Item 6. Management's Discussion and Analysis or Plan of Action -- Results of Operations - Year Ended December 31, 1999."

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

         In May 1998, we acquired our Colorado properties from UPR. Those new properties are many times larger than the properties we have historically owned. In January 1999 (effective December 31, 1998) we sold most of our Oklahoma operations, and the remainder of our Oklahoma operations were sold effective April 1, 1999. As a result of the Colorado acquisition in 1998 and the dispositions of our Oklahoma operations in 1999, comparisons of 1999 and 1998 are not particularly meaningful.

         As a result of the losses experienced by the Company in recent periods and existing defaults under our principal loan agreement, our auditors have included a "going concern" qualification in their opinion on our 1998 and 1999 financial statements. See "Index to Financial Statements - Reports of Independent Auditors."

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facility

         On May 15, 1998, in connection with the UPR acquisition, we entered into a Credit Agreement with ING (U.S.) Capital Corporation ("ING") establishing a revolving credit facility (the "Credit Agreement"). Our obligations under the Credit Agreement are secured by substantially all of our oil and gas properties. We initially borrowed $29 million under the Credit Agreement to pay a portion of the purchase price of the UPR properties. Since that time, additional borrowings for working capital purposes, net of repayments from sale of properties, have increased the principal balance of the loan to $31.25 million.

         As of the end of the third quarter of 1998, we were not in compliance with several of the financial covenants under the Credit Agreement. As a result, the entire amount of the loan was classified as a current liability on our 1998 balance sheet. In September 1999, we stopped making required interest payments on the loan. Effective October 1, 1999, interest began to accrue at the default rate provided in the Credit Agreement (11.25% at December 31, 1999). At that rate, interest accruals amount to approximately $300,000 per month. On March 28, 2000, ING accelerated the maturity of the loan and notified us of its intention to proceed with foreclosure on the collateral. However, as of March 31, 2000, the Company remained in active discussions with ING concerning the resolution of the outstanding loan balances. Based on these discussions, the Company believes that it could settle its obligations to ING for substantially less than the face amount of the loan if it can obtain the funding necessary for such a settlement. The Company is engaged in continuing negotiations with prospective lenders and investors to provide the necessary financing for that purpose. However, the Company cannot predict whether its efforts to raise such funds will be successful soon enough to avoid foreclosure by ING. Foreclosure would result in the sale of the

Company's oil and gas properties and the application of the proceeds of the sale to the payment of the ING debt. It is unlikely that the proceeds of that sale would be sufficient to repay ING in full.

         If the Company is able to raise the capital necessary to settle its obligations to ING, it will require additional capital to develop its properties in order to increase reserves and revenues and service any new debt incurred. The Company is in discussions with a lender to obtain a line of credit for development purposes. However, there can be no assurance that the Company will be successful in obtaining that additional financing.

Capital Expenditures

         As a result of the loan defaults described above, we significantly curtailed projects requiring cash investment by the Company during 1999. We intend to continue that policy until the situation with our lender has been resolved.

         In order to conserve capital, we entered into a farm-out arrangement in November 1999 in which we granted an unaffiliated oil and gas company the right to drill and complete up to 20 Colorado wells prior to December 31, 2000. The other company will pay all of the costs to drill and complete the wells, and will earn a 78% working interest in the wellbore of each well drilled and completed as a producing well. At March 21, 2000, 16 wells have been or are in the process of being drilled under this arrangement. Ten of these wells are commitment wells under the Exploration Agreement described below which must be commenced by November 30, 2000.

         Under the Exploration Agreement described in Note 13 of the Consolidated Financial Statements, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2000. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not commenced. As of March 31, 2000, 10 commitment wells have been or are in the process of being drilled. Management believes that the remainder of the Company's commitment under the Exploration Agreement during the current period will be satisfied.

         In the UPR acquisition, we acquired a right of first refusal with respect to a gas gathering system in the Wattenberg Field. During 1999, the owner of that system proposed to sell it to another oil and gas company that owns interests in (and operates) many of the wells in which we own interests. In consideration of our waiver of the right of first refusal, we entered into an agreement with the other operator that reduces our operating costs on many wells and facilitates the development of our properties. That agreement became final in December 1999 and so those cost reductions did not have a significant impact on our results of operations for the year. Going forward, we expect the operating cost reductions to total approximately $20,000/mo. The agreement also included provisions for the settlement of a claim for gas imbalances (resulting in a payment of $437,500 to the Company in 1999), the joint re-completion of four wells (at an estimated cost to the Company of $140,000), the favorable extension or modification of certain terms of existing gas gathering agreements, operational changes in some joint agreements which make it easier to access our reserves without wellbore reimbursement costs and a farm-out to the Company from the other operator of six recompletions and eleven deepenings. Finally, we agreed with the other operator to use good faith efforts to negotiate an agreement for the segregation of interests in J Sand and Dakota formation units containing jointly owned wells (i.e., to exchange all of our interest in some wells for all of the other operator's interest in other wells so that each of us could simplify our operations).

Cash Balances and Cash Flow

         As of March 21, 2000 the Company had cash and cash equivalents of approximately $2.1 million. The increases in commodity prices and the implementation of certain cost reduction measures are expected to produce positive cash flow before capital spending in 2000. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

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

American Stock Exchange Listing

         The American Stock Exchange is conducting a review of the Company's listing on the Exchange based upon its guidelines for continued listing and its routine periodic review of the Company's SEC and other filings. The Company does not meet the Exchange's guidelines for continued listing. The Company cannot provide assurance that the Exchange will continue the listing of its Common Stock. The de-listing of the Company's Common Stock could adversely affect its ability to raise additional capital.

RESULTS OF OPERATIONS

Introduction

         Because of the acquisition of the UPR properties in May 1998, comparison of the results of operations between the year ended December 31, 1999 and the year ended December 31, 1998 may not be very meaningful. Results of operations for the year ended December 31, 1999 include Oklahoma operations in Kay, Logan and Noble counties for four months and Colorado operations for the entire year. Results of operation for the year ended December 31, 1998 include Oklahoma operations for the entire year and Colorado operations for seven and one-half months. The oil and gas properties involved in the UPR acquisition dwarf the oil and gas properties previously owned by the Company. As a result, sales of Company produced oil and gas and interest expense increased substantially for the year ended December 31, 1999, while interest income declined substantially. All interest expense is attributable to the UPR acquisition and substantially all of the decrease in interest income results from the use of Company cash in the 1998 UPR acquisition.

Year Ended December 31, 1999

         The Company realized a net loss of $4,054,803 for the year compared to a loss of $21,251,173 for the year ended December 31, 1998. Including preferred stock dividends, the loss for the year was $4,267,523 or $0.27 per share.

         Loss from operations was $1,457,241 for the year ended December 31, 1999 compared to $20,138,244 for the year ended December 31, 1998. Without provisions for impairment of assets ($400,000 in 1999 related to the Texas land held for resale; $15,351,987 in 1998, of which $145,000 related to the Texas land held for resale and $15,206,978 related to the carrying value of the Company's oil and gas property and equipment based upon engineering reserve studies prepared as of December 31, 1998), the loss from operations is $1,057,241 for 1999 and $4,786,266 for 1998. Substantially all of the decrease in loss from operations from 1998 to 1999 can be attributed to increased Colorado volumes sold at higher average sales prices, decreased production costs per equivalent unit, and lower depletion, depreciation and amortization per unit of production. As the table under "Items 1. and 2. Description of Business and Properties - Oil and Gas Production" shows, gas sold in 1999 was 2,471,000 Mcf at an average price of $2.14/Mcf compared to gas sold in 1998 of 1,650,000 Mcf at an average price of $1.71/Mcf. Oil sold in 1999 was 107,600 Bbl at an average price of $17.04/Bbl compared to oil sold in 1998 of 140,100 Bbl at an average price of $13.07/Bbl. Production costs were $5.38 per equivalent Bbl in 1999 ($0.90 per equivalent Mcf) as compared to $6.76 per equivalent Bbl ($1.13 per equivalent Mcf) in 1998. The decrease in depletion, depreciation and amortization for the Company's oil and gas property and equipment ($2,666,843 in 1999 compared to $3,669,802 in 1998) relates to a rate per equivalent Mcf or Bbl established by reference to the engineering reserve studies prepared at December 31, 1999 and 1998. The 1998 engineering reserve study resulted in an impairment of the carrying value of the Company's oil and gas property and equipment of $15,206,978.

         Sales of purchased gas, net of gas acquisition costs and gathering and transmission costs, provided a profit of $28,417 in 1999 compared to a loss of $166,066 in 1998. These numbers are calculated before any amortization or depreciation expense in either year. The improvement in results from 1998 to 1999 is attributable to the sale of certain marginal Oklahoma purchased gas operations effective at the end of 1998 and the shut-in of the Kansas purchased gas operations for five months during 1998.

         General and administrative expenses increased from $2,157,044 for 1998 to $2,364,220 for 1999. The Colorado properties were acquired May 15, 1998 and reflect only 7.5 months of increased costs related to this large acquisition, although there were significant start up costs. Cost reduction measures were implemented throughout 1999 and the Company is attempting to sub-lease substantially all of its office space. The approximate minimum rental for this office space for 1999 was $177,804.

         Preferred stock dividends attributable to the year ended December 31, 1999 were $212,720, none of which were declared or paid. Preferred stock dividends attributable to the year 1998 were $1,034,933 and include $118,360 for the last two quarters of 1998 which were not declared or paid. Subsequent to December 31, 1998, a preferred shareholder converted his preferred stock to common stock effective June 30, 1998; therefore $12,000 of the $118,360 attributable to the last two quarters of 1998 is no longer due. The large reduction in preferred stock dividends from 1998 to 1999 is attributable to the conversion of preferred stock to common stock during 1998. Most of these conversions were effective immediately after the cash dividend was paid for the second quarter of 1998.

         At December 31, 1999, dividends on the Series C Preferred Stock had not been paid for 18 months. See "Item 9. Directors and Executive Officers" for a discussion of additional directors to be added at the time preferred stock dividends are in arrears for 18 months. If dividends are not paid on the Series C Convertible Preferred Stock for three successive years, the Company may pay all dividends in arrears in shares of its Common Stock, subject to the consent of the holders of the Series C Preferred Stock. Such consent may not be withheld for more than 180 consecutive days.

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

         Because of the acquisition of the UPR properties in May 1998, comparison of the results of operations between the year ended December 31, 1998 and the nine months ended December 31, 1997 is not meaningful. The oil and gas properties involved in the UPR acquisition dwarf the oil and gas properties owned by the Company at December 31, 1997. The Company initially borrowed $29,000,000 in connection with the UPR acquisition and used some $11,000,000 of existing cash to complete the acquisition. As a result, sales of Company produced oil and gas, production costs of oil and gas, general and administrative expenses and interest expense increased substantially, while interest income declined substantially. Of the $4,376,561 in sales of Company produced oil and gas, $3,144,919 are attributable to the UPR properties. Of the $2,692,644 in production costs-oil and gas, $1,638,997 are attributable to the UPR properties. All interest expense is attributable to the UPR acquisition and substantially all of the decrease in interest income results from the use of Company cash in the UPR acquisition. The increase in general and administrative expense primarily results from additional personnel and associated costs, office facilities and legal and accounting expenses, all of which are related to the continuing operations of the UPR properties.

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

Year 2000 Compliance

         The Year 2000 issue did not produce any adverse effects to the Company's systems before, on or after January 1, 2000. Additionally, the Company did not experience any interruption in delivery of crucial supplies due to any effects of the Year 2000 issue on third party suppliers.

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

         Default on Credit Facility; Need for Additional Financing. The Company is in default on its $31.25 million loan from ING, which is secured by substantially all of its properties. ING has accelerated the loan and given notice of its intention to foreclose. As described elsewhere in this report, the Company is attempting to obtain the financing necessary to satisfy its obligations to ING at a discount from the face amount of the loan. However, there can be no assurance that such financing will be obtained soon enough to avoid foreclosure by ING. In the event of a foreclosure, it is unlikely that the proceeds of the sale of the Company's properties would be sufficient to pay off the ING loan. In order to obtain the necessary financing, the Company would be required to incur new debt or issue additional equity. The cost of debt to the Company in its current situation would be high, and the price at which the Company could sell equity would be low, with resulting significant dilution to the Company's existing shareholders. In addition to the capital necessary to resolve the ING loan, the Company will require additional capital to develop its properties in order to increase reserves and revenues and service any new debt incurred. There can be no assurance that such development capital will be available on terms that are economic for the Company, or at all.

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

         Effects of Growth. The acquisition of the UPR properties resulted in a substantial change in the size and extent of the Company's assets and operations. The Company expanded its facilities in anticipation of growth in its operations staff that has not occurred to date as a result of the

Company's lack of resources to pursue the development of its Colorado properties at the anticipated rate and other factors. That expansion has resulted in increased general and administrative expenses, principally the rent on additional space leased by the Company. See Note 15 to the Financial Statements. The Company is attempting to reduce its overhead by subleasing this additional space, but there can be no assurance that it will be able to do so. In the meantime, these increased general and administrative expenses will continue to adversely affect the Company's results of operations and financial condition.

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

         Previously reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:


NAME                            AGE             POSITION
----                            ---             --------

Bruce D. Benson                 61              Chairman of the Board of
                                                  Directors, Chief Executive
                                                  Officer and President
Thomas W. Gamel                 60              Director
Robert J. Malone                55              Director
Richard L. Robinson             70              Director
F. Michael Murphy               58              Chief Financial Officer, Vice
                                                President and Secretary
Murray N. Brooks                57              Vice President of Operations
John Wallace                    40              Vice President of Exploration
                                                  and Acquisitions
Kenton M. Scroggs               47              Vice President-Finance
Shirley Kovar                   50              Vice President-Land

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

         Robert J. Malone has been a director of the Company since August 1997. From 1992 to 1996, Mr. Malone was the chairman and chief executive officer of Colorado National Bank of Denver, Colorado (now US Bank of Denver, Colorado) and has continued as the chairman of the board since 1996. From 1990 to 1992, he was chairman of the board, president and chief executive officer of Western Capital Investment Inc. and its principal subsidiary, Bank Western. Western Capital was merged into First Bank Systems, Inc. (now U.S. Bancorp) in December 1992. He presently serves on the Board of Commercial Assets, Inc., a publicly held company listed on the American Stock Exchange. Mr. Malone has served on the boards of several community and charitable organizations, including the Denver Metro Chamber of Commerce, and is currently Chairman of the Board of Trustees of Colorado's Ocean Journey and a Trustee of the Denver Zoological Foundation. He is past-president of the Young Presidents Organization and past chairman of the board of Regis University.

         Richard L. Robinson has been a director of the Company since August 1997. Since 1975, Mr. Robinson has served as chairman or co-chairman of Robinson Dairy, Inc. He also serves on the Board of Directors of several other companies, including Asset Investors Corporation, a publicly held company listed on the New York Stock Exchange, and Columbia/Health One. In addition to serving on the Board of Directors of the Milk Industry Foundation, Mr. Robinson serves on the Boards of many charitable and community organizations including Rose Community Foundation, Regis University and Children's Hospital of Denver, Colorado.

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

         Kenton M. Scroggs was appointed Vice President - Finance of the Company on September 29, 1998. Mr. Scroggs currently provides services to the Company as an independent consultant rather than as an employee and works for the Company approximately two days a week. Prior to his appointment as an officer of the Company, Mr. Scroggs was employed by Forest Oil Corporation where he served as Vice President and Treasurer from 1993 through 1997.

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

         Directors are elected annually to serve until the next annual meeting of shareholders and until their successors are elected. Executive officers serve at the pleasure of the Board. There is no family relationship between any of the Company's directors or executive officers. Messrs. Benson, Murphy and Brooks continue to serve as officers of BMG and do not devote their full business time to the Company.

         Under the terms of the Series C Convertible Preferred Stock, if dividends have not been paid in an amount equal to at least six quarterly dividends, the number of directors on the Company's Board is automatically increased by two and the holders of the Series C Convertible Preferred Stock are entitled to elect the two new directors. The Company is obligated to call a meeting of the holders of the Series C Preferred Stock for the purpose of electing those directors upon the written request of the holders of two-thirds of the outstanding shares of Series C Preferred Stock. Upon payment of the dividend arrearage, the size of the Board is reduced by two and the terms of the directors elected by the holders of the Series C Preferred Stock automatically terminate. On December 31, 1999, the dividend arrearages on the Series C Convertible Preferred Stock totaled six quarters and this right of the holders to elect two directors arose. At March 31, 2000, no written request from the holders of the Series C Preferred had been received by the Company.

BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

         During 1999, the Company's Board of Directors met 12 times and took action one time by unanimous written consent. Each of Messrs. Benson, Gamel, Malone and Robinson were present, either in person or by telephone, at each meeting of the Board of Directors and each committee of which he was a member during the period he served as a director.

         The Board of Directors of the Company maintains a standing Audit Committee and a standing Compensation Committee. The Audit Committee is responsible for reviewing and evaluating the Company's financial controls and financial reporting obligations. The members of the

Audit Committee are Messrs. Gamel (Chairman), Malone and Robinson. The Compensation Committee is responsible for reviewing and evaluating the duties and performance of the Company's officers and key employees and making recommendations concerning their compensation. The members of the Compensation Committee are Messrs. Malone (Chairman), Gamel and Robinson. During 1999, the Audit Committee met once and the Compensation Committee met once. The Company does not maintain a standing nominating committee.

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors who is not an employee of the Company is entitled to receive $1,000 for each Board meeting and $500 for each committee meeting not held in conjunction with a Board Meeting attended in person or by telephone. Effective April 1, 1998, the Board of Directors adopted a Director's Fee Stock Plan whereunder directors fees are paid in common stock of the Company rather than in cash. The number of shares issued to each outside director each year is determined by dividing the director's fees earned by that director during the year by the average of the trading prices of the Company's common stock on the first and last trading days of the year. If a director joins or leaves the Board during the year, the day of his appointment or resignation is substituted for the first or last trading day in that calculation. For their services for 1999, the Company's outside directors were each issued 9,600 shares of stock under the Plan and for their services from April 1 through December 31, 1998, the Company's outside directors were each issued 3,879 shares of stock under this plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. The Company believes that all such Section 16(a) reports were filed on a timely basis during the fiscal year ended December 31, 1999.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table summarizes the total compensation for the Company's Chief Executive Officer and its three other officers whose compensation exceeded $100,000 for 1999 (the "Named Executive Officers"):

                                        Summary Compensation Table
                            -------------------------------------------------
                                    Annual                        Long-Term
                                 Compensation                    Compensation
                            -----------------------              ------------
                                                                  Securities
Name and                                    Salary                Underlying                 All Other
Principal Position          Year             ($)                  Options(#)              Compensation(1)
------------------          ----          ---------               -----------             ---------------

Bruce D. Benson,           1999(2)       $ 112,500                        --                   $   4,046
Chairman of the            1998            150,000                        --                       7,500
Board, Chief               1997(3)          53,077                 4,000,000                          --
Executive Officer
and President

John Wallace               1999            147,000                        --                       7,511
Vice President of          1998             91,875                        --                       4,594
Exploration and            1997                 --                        --                          --
Acquisitions

F. Michael Murphy          1999            150,920(4)                     --                       7,546
Chief Financial            1998                 --(4)                150,000                          --(5)
Officer, Vice              1997                 --(4)                     --                          --(5)
President and
Secretary

Murray N. Brooks           1999            139,465(6)                     --                       6,973
Vice President of          1998                 --(6)                     --                          --(5)
Operations                 1997                 --(6)                     --                          --(5)

----------
(1)      Consists of Company contributions to deferred contribution plan.

(2) Mr. Benson took no salary for July 1999 through September 1999. His salary for October 1999 through December, 1999 ($37,500) is accrued but not paid.

(3)      From commencement of employment on August 7, 1997 through December 31,
         1997.

(4) Mr. Murphy was on the BMG payroll until February 22, 1999 at which time he was transferred to the Company payroll. The $150,920 shown above reflects Mr. Murphy's salary for approximately 10 months. For the period Mr. Murphy was on the BMG payroll, BMG billed the Company $15,205 for Mr. Murphy's time spent on Company business. For the period Mr. Murphy was on the Company payroll, the Company billed BMG $54,398 for time spent on BMG business. For 1998 and 1997, BMG billed the Company $134,223 and $28,400, respectively, for time spent on Company business.

(5) During 1997 and 1998, Messrs. Murphy and Brooks were carried as employees of BMG and contributions were made for their accounts by BMG to the defined contribution plan in which BMG and the Company now participate. The Company reimbursed BMG for a portion of such contributions based on the percentage of time spent on Company affairs. In 1997 and 1998, such reimbursements were $1,420 and $6,711, respectively, for Mr. Murphy and $883 and $542, respectively for Mr. Brooks.

(6) Mr. Brooks was on the BMG payroll until February 22, 1999 at which time he was transferred to the Company payroll. The $139,465 reflects Mr. Brooks' salary for approximately 10 months. For the period Mr. Brooks was on the BMG payroll, BMG billed the Company $12,930 for Mr. Brooks' time spent on Company business. For the period Mr. Brooks was on the Company payroll, the Company billed BMG $107,896 for time spent on BMG business. For 1998 and 1997, BMG billed the Company $108,411 and $17,655, respectively, for time spent on Company business.

----------

         No options were granted to or exercised by the Named Executive Officers during 1999. The following table sets forth the value of unexercised options held by the Named Executive Officers at December 31, 1999:

                                    1999 Year-End Option Values
                                    ---------------------------
                                        Number of Securities
                                       Underlying Unexercised              Value of Unexercised
                                          Options at Fiscal                In-the-Money Options
                                             Year End(#)                    at Fiscal Year end
Name                                  Exercisable/Unexercisable                    ($)
----                                  -------------------------            ---------------------
Bruce D. Benson                              4,000,000/0                            (1)
F. Michael Murphy                           50,000/100,000

----------

(1) None of the unexercised options reflected in the table were in-the-money as of December 31, 1999, based upon the last sales price of the Common Stock on The American Stock Exchange on December 31, 1999 of $.6875.

----------

EMPLOYMENT AGREEMENT

         The Company has an employment agreement with Mr. Benson dated August 7, 1997. The employment agreement provides for a base salary of not less than $150,000 per year and bonuses at the discretion of the Board of Directors. It has an initial term of three years, but renews automatically for successive one-year terms unless terminated by either party. During the initial or any renewal term, Mr. Benson's employment may be terminated at any time by the Board of

Directors, with or without cause, but Mr. Benson may terminate only upon the occurrence of certain events, including a change in control of the Company as defined in the employment agreement. The Company would not be required to pay Mr. Benson any compensation as a result of or after any termination of his employment. Mr. Benson is not required to devote his full business time to the Company. Mr. Benson drew no salary for the period July, 1999 through September, 1999.

         Pursuant to his employment agreement, Mr. Benson received options to acquire up to 4,000,000 shares of the Company's Common Stock. These options were to acquire 1,000,000 shares at $4.50 per share, 1,000,000 shares at $6.00 per share, 1,000,000 shares at $9.00 per share and 1,000,000 shares at $12.00 per share. All options were exercisable at December 31, 1999. All of the options have a term of ten years from the date of the employment agreement. However, the options would expire 90 days after the termination of Mr. Benson's employment for cause, as defined in the employment agreement, or one year after Mr. Benson's death or disability. The termination of employment for any other reason would not affect the term of the options.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth as of December 31, 1999 the beneficial ownership of each class of the Company's equity securities by Named Executive Officers, each director of the Company and all directors and executive officers as a group. The table also reflects the beneficial ownership of each class of the Company's voting securities by each person known by the Company to own beneficially more than 5% of any such class. As more fully described in "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act -- Directors and Executive Officers," the holders of the Series C Preferred Stock have the right to elect two directors if dividends are in arrears for six quarters or more. That condition was fulfilled as of December 31, 1999, and accordingly the Series C Preferred Stock is now "voting stock" for purposes of applicable reporting requirements. Shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days are treated as outstanding for the purpose of computing the beneficial ownership of the person who holds the options, but not for the purpose of computing the percentage ownership of any other person or group. To the Company's knowledge, the shareholders listed below have sole voting and investment power, except as otherwise noted. All information is based upon filings with the Securities and Exchange Commission or upon information provided to the Company.

                                             Common Stock                 Series C Preferred Stock
                                     ------------------------------   ------------------------------
  Name and Address of                  Number            Percent of     Number of         Percent of
    Beneficial Owner                 of Shares           Class(1)        Shares            Series(1)
-----------------------              ---------          -----------   -------------       ----------

Bruce D. Benson                      4,236,000(2)             21.59%             --              --
1560 Broadway, Suite 1900
Denver, CO 80202

Thomas W. Gamel                        402,267(3)              2.55%             --              --
700 Broadway, Suite 800
Denver, CO 80202

Robert J. Malone                       319,079(4)              2.02%             --              --
335 St. Paul St.
Denver, CO 80202

F. Michael Murphy                       50,000(7)              0.32%             --              --
1560 Broadway, Suite 1900
Denver, Colorado 80202

Richard L. Robinson                    323,579(4)              2.05%             --              --
646 Bryant
Denver, CO 80202

Demetrie D. Carone                     859,311(5)              5.50%             --              --
6623 East 117th St.
Bixby, OK 74008

Dale M. Jensen                       3,368,770                21.57%             --              --
26796 N. 98th Way
Scottsdale, AZ 85255

Lancaster Ventures, LLC                916,668                 5.87%             --              --
5561 South 40th Street
Suite 220
Lincoln, NE 68516

Donald Dillon                          916,668(6)              5.87%             --              --
6600 South 56th Street
Lincoln, NE 68516

Thomas Stansfield                    1,417,600          9.08%                    --                --
7052 East Fremont Place
Englewood, CO 80112

Charles D. Guyette                      32,700             *                 83,500             18.84%
4323 Ulysses Way
Golden, CO 80403

Keith R. Hesli                         145,734             *                125,000             28.21%
1334 Sunny Lane
Anoka, MN 55303

Joseph A. Hutchinson                    26,000             *                 76,000             17.15%
27 Columbine Place
Castle Rock, CO 80104

Ram Development Company                     --            --                 25,000              5.64%
John Rinderknecht (Pres.)
10 Jackson Street
Denver, CO 80206

R.W. Rinderknecht Co.                       --            --                 75,000             16.92%
John Rinderknecht (Pres.)
P.O. Box 101298
Denver, CO 80250-1298

Charles D. Unruh                         4,000             *                 41,667              9.40%
12723 E. 111th St. North
Owasso, OK 74055

Directors and Executive
Officers as a Group                  5,339,325(8)      26.41%                    --                --
(10 individuals)

----------

         (1) Based on 15,620,631 shares of Common Stock and 443,167 shares of Series C Preferred Stock outstanding plus, in the case of each individual or group, the number of shares that such individual has, or the members of such group have, the right to acquire within 60 days after that date. The number of shares of Common Stock outstanding, and the number of shares owned by Messrs. Gamel, Malone and Robinson, have been increase by a total of 28,800 shares issued pursuant to the Directors Fee Stock Plan after December 31, 1999 in respect of services rendered during 1999.

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

         (5) Includes 419,261 shares held jointly with spouse.

         (6) Includes 916,668 shares of Common Stock owned by Lancaster Ventures, LLC, of which Mr. Dillon is a member.

         (7) Includes 50,000 shares of Common Stock underlying options that are currently exercisable.

         (8) Includes an aggregate of 4,595,400 shares of Common Stock underlying options that are currently exercisable.

         *        Less than 1%.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company shares certain facilities, equipment and personnel with BMG pursuant to a Cost and Expense Sharing Agreement. Bruce D. Benson, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, is also the President, a Director and sole shareholder of BMG. Pursuant to the Cost and Expense Sharing Agreement, the Company reimburses BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based upon actual use of the facilities and personnel by the Company. The Cost and Expense Sharing Agreement is effective so long as Mr. Benson's employment agreement is in effect. During the years ended December 31, 1999 and 1998, the Company paid or accrued an aggregate of $230,800 and $660,570, respectively to BMG pursuant to this arrangement. Management believes that the terms and conditions of this arrangement are no less favorable than could be obtained from an unaffiliated third party or than could be obtained by the Company in leasing separate office space and retaining separate personnel.

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

            10.17(8)    Directors Fee Stock Plan.

            10.18(8)    Office Lease Agreement between the Company and EOP-One
                        Civic Center Plaza, L.L.C. dated October 15, 1998.

            10.19(9)    1999 Employee Stock Option Plan.

            10.20(10)   Contract Amendment dated April 21, 1999 - Exploration
                        Agreement effective June 1, 1998 Wattenberg area Weld,
                        Arapahoe and Adams Counties, Colorado.

            10.21(10)   First Amendment to that certain Exploration Agreement
                        dated April 9, 1998 but effective as of June 1, 1998, by
                        and between Union Pacific Resources Company and United
                        States Exploration, Inc.

            10.22       Agreement for Release and Termination dated November 20,
                        1999, by and among the Company, Kinder Morgan, Inc., formerly KN Energy, Inc., HS Resources, Inc. and
                        Resource Gathering Systems, Inc.

            21(8)       List of the Company's subsidiaries.

            23.1 Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the Company's Registration Statement on Form S-8 (Registration No. 333-60983).

            24          Powers of Attorney.

            27          Financial Data Schedule.

----------

         (1) Filed as an Exhibit to Form S-18 dated March 8, 1989 and incorporated herein reference.

         (2) Filed as an Exhibit to Form 8-K dated September 30, 1996 and incorporated herein by reference.

         (3) Filed as an Exhibit to Form S-8 filed August 7, 1998 (Registration No. 333-60983) and incorporated herein by reference.

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

         (8) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

         (9) Filed as Exhibit A to the Proxy Statement of United States Exploration, Inc. Annual Meeting of Shareholders held July 13, 1999 and incorporated herein by reference.

         (10) Filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1999.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED STATES EXPLORATION, INC.



                                    By:   /s/ F. Michael Murphy
                                       ---------------------------------------
                                          F. Michael Murphy, Vice President

                                    Date: April 13, 2000
                                         -------------------------------------

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                            Title                                  Date
----------                            -----                                  ----

  /s/ F. Michael Murphy               Vice President, Chief Financial        April 13, 2000
-------------------------
F. Michael Murphy                     Officer and Secretary (Chief
                                      Financial and Accounting
                                      Officer)

Bruce D. Benson                       President, Chief Executive
                                      Officer, and Chairman of
                                      the Board of Directors

Thomas W. Gamel                       Director

Robert J. Malone                      Director

Richard L. Robinson                   Director


By:  /s/ F. Michael Murphy                                                   April 13, 2000
   -------------------------
      F. Michael Murphy
      Attorney-In-Fact

                United States Exploration, Inc. and Subsidiaries

                        Consolidated Financial Statements

              Years ended December 31, 1999 and December 31, 1998


                                    CONTENTS

Report of Independent Auditors ........................................................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................................................F-2
Consolidated Statements of Operations..................................................................F-4
Consolidated Statements of Changes in Stockholders' Equity.............................................F-5
Consolidated Statements of Cash Flows .................................................................F-6
Notes to Consolidated Financial Statements ............................................................F-7

                         Report of Independent Auditors

Board of Directors
United States Exploration, Inc.

We have audited the accompanying consolidated balance sheets of United States Exploration, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Exploration, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that United States Exploration, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses and is currently in default of certain covenants and required interest payments with respect to its note payable with a bank. The Company has received official notice of acceleration from the bank and of the bank's intent to proceed with foreclosure. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Denver, Colorado                                          /s/ Ernst & Young LLP
March 20, 2000, except for Notes 2 and 17,
as to which the date is March 28, 2000

                United States Exploration, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                              DECEMBER 31
                                                         1999             1998
                                                      -----------     -----------

ASSETS
Current assets:
   Cash and cash equivalents                          $ 3,096,691     $ 1,000,661
   Accounts receivable                                  1,308,015       2,980,700
   Due from related parties                                41,764           4,761
   Inventory                                                2,792           9,684
   Prepaid expenses and deposits                           64,717         806,947
   Assets held for sale                                        --       1,825,000
                                                      -----------     -----------
Total current assets                                    4,513,979       6,627,753

Property and equipment, at cost, net:
   Oil and gas property and equipment                  24,720,045      25,166,770
   Natural gas gathering systems                          949,229         977,050
   Other equipment and leasehold improvements             313,661         295,046
                                                      -----------     -----------
                                                       25,982,935      26,438,866

Other assets:
   Land held for resale                                   300,000         700,000
   Pipeline lease, less accumulated amortization
     of $298,915 and $244,950 at
     December 31, 1999 and 1998, respectively             408,393         462,358
   Loan costs, less accumulated amortization
     of $116,208 and $44,695 at December 31, 1999
     and 1998, respectively                               357,563         429,076
                                                      -----------     -----------
                                                        1,065,956       1,591,434

                                                      -----------     -----------
Total assets                                          $31,562,870     $34,658,053
                                                      ===========     ===========

                                                                             DECEMBER 31
                                                                        1999              1998
                                                                    ------------      ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                 $  2,885,830      $  2,365,983
   Accrued liabilities                                                   260,265           171,209
   Due to related parties                                                 14,878            47,379
   Due bank under credit facility                                     31,250,000        31,900,000
   Accrued interest--credit facility                                   1,288,458           279,240
                                                                    ------------      ------------
Total current liabilities                                             35,699,431        34,763,811

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.01 par value
     Authorized Series C Cumulative Convertible -
     100,000,000 shares
     Issued and outstanding - 443,166 and 493,166
     shares at December 31, 1999 and 1998,
     respectively (liquidation preference of $2,978,076
     and $3,077,356 at December 31, 1999 and 1998,
     respectively)                                                     2,658,996         2,958,996
   Common stock - $.0001 par value:
     Authorized - 500,000,000 shares
     Issued and outstanding -15,591,831 and
        15,480,194 shares at December 31, 1999 and
        1998, respectively                                                 1,559             1,548
Capital in excess of par value                                        32,901,042        32,577,053
Accumulated deficit                                                  (39,698,158)      (35,643,355)
                                                                    ------------      ------------
Total stockholders' deficit                                           (4,136,561)         (105,758)
                                                                    ------------      ------------
Total liabilities and stockholders' deficit                         $ 31,562,870      $ 34,658,053
                                                                    ============      ============

See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                           YEAR ENDED DECEMBER 31
                                                           1999               1998
                                                       ------------      ------------

REVENUES
Sale of purchased gas                                  $    946,785      $    844,437
Sale of company produced oil and gas                      7,144,849         4,376,561
Contracting and operating fees                               86,082            58,923
                                                       ------------      ------------
                                                          8,177,716         5,279,921

COSTS AND EXPENSES
Gas acquisition costs                                       518,337           406,228
Gathering and transmission costs                            400,031           604,215
Production costs--oil and gas                             2,792,146         2,692,644
Other operating expenses                                    114,787           118,316
Depletion, depreciation and amortization                  3,045,436         4,087,740
Provision for impairment of assets                          400,000        15,351,978
General and administrative expenses                       2,364,220         2,157,044
                                                       ------------      ------------
                                                          9,634,957        25,418,165

Loss from operations                                     (1,457,241)      (20,138,244)

OTHER INCOME (EXPENSE)
Interest income                                              68,348           332,674
Interest expense                                         (2,666,314)       (1,431,563)
Other                                                           404           (14,040)
                                                       ------------      ------------
Net loss                                                 (4,054,803)      (21,251,173)
Preferred stock dividends applicable to the period         (212,720)       (1,034,933)
                                                       ------------      ------------
Net loss applicable to common stockholders             $ (4,267,523)     $(22,286,106)
                                                       ============      ============
Basic and diluted loss per common share                $      (0.27)     $      (1.67)
                                                       ============      ============
Weighted average common shares outstanding               15,591,831        13,322,519
                                                       ============      ============

See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                      Year ended December 31, 1999 and 1998

                                                  SERIES C                          COMMON STOCK              CAPITAL IN
                                         ----------------------------        ---------------------------      EXCESS OF
                                           SHARES           AMOUNT             SHARES          AMOUNT         PAR VALUE
                                         ----------      ------------        ----------     ------------     ------------

Balance, December 31, 1997                3,835,000      $ 23,010,000         8,795,400     $        880     $ 12,523,345
  Conversion of preferred stock to
     common stock                        (3,341,834)      (20,051,004)        6,683,668              668       20,050,336
  Dividends on Series C
     preferred stock                             --                --             1,126               --            3,372
  Net loss for the year                          --                --                --               --               --
                                         ----------      ------------        ----------     ------------     ------------
Balance, December 31, 1998                  493,166         2,958,996        15,480,194            1,548       32,577,053
  Conversion of preferred stock to
     common stock                           (50,000)         (300,000)          100,000               10          299,990
  Issuance of common stock for
     director's compensation                     --                --            11,637                1           23,999
  Net loss for the year                          --                --                --               --               --
                                         ----------      ------------        ----------     ------------     ------------
Balance, December 31, 1999                  443,166      $  2,658,996        15,591,831     $      1,559     $ 32,901,042
                                         ==========      ============        ==========     ============     ============

                                         ACCUMULATED
                                           DEFICIT            TOTAL
                                         ------------      ------------

Balance, December 31, 1997               $(13,475,611)     $ 22,058,614
  Conversion of preferred stock to
     common stock                                  --                --
  Dividends on Series C
     preferred stock                         (916,571)         (913,199)
  Net loss for the year                   (21,251,173)      (21,251,173)
                                         ------------      ------------
Balance, December 31, 1998                (35,643,355)         (105,758)
  Conversion of preferred stock to
     common stock                                  --                --
  Issuance of common stock for
     director's compensation                       --            24,000
  Net loss for the year                    (4,054,803)       (4,054,803)
                                         ------------      ------------
Balance, December 31, 1999               $(39,698,158)     $ (4,136,561)
                                         ============      ============

See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                  YEAR ENDED DECEMBER 31
                                                                  1999              1998
                                                              ------------      ------------

CASH FLOWS FROM OPERATIONS
Net loss                                                      $ (4,054,803)     $(21,251,173)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation, depletion and amortization                    3,045,436         4,087,740
     Provision for impairment of assets                            400,000        15,351,978
     Loss on sale of assets                                          6,813            20,827
     Stock issued as compensation                                   24,000                --
     Provision for doubtful accounts                                15,061                --
     Decrease (increase) in accounts receivable, net             1,657,624        (2,418,684)
     Increase in due from related parties                          (37,003)           (4,761)
     Decrease in inventory                                           6,893             5,205
     Decrease (increase) in prepaid expenses                       742,230          (775,680)
     Increase in accounts payable and accrued expenses           1,618,121         2,411,268
     Decrease in due to related parties                            (32,501)          (14,955)
     Other                                                              --             1,999
                                                              ------------      ------------
Net cash provided by (used in) operating activities              3,391,871        (2,586,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                            (3,253,641)       (2,954,355)
Proceeds from sale of assets                                     1,825,000                --
Proceeds from sale of equipment                                    782,800            62,865
Acquisition of oil and gas leases                                       --       (39,559,220)
                                                              ------------      ------------
Net cash used in investing activities                             (645,841)      (42,450,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable to bank                               (3,350,000)               --
Proceeds from note payable to bank                               2,700,000        31,900,000
Loan costs related to acquisition financing                             --          (473,772)
Dividend paid on preferred stock                                        --        (1,376,773)
                                                              ------------      ------------
Net cash (used in) provided by financing activities               (650,000)       30,049,455

Net increase (decrease) in cash and cash equivalents             2,096,030       (14,987,491)
Cash and cash equivalents, beginning of year                     1,000,661        15,988,152
                                                              ------------      ------------
Cash and cash equivalents, end of year                        $  3,096,691      $  1,000,661
                                                              ============      ============

Noncash investing and financing activities:
   Conversion of preferred stock and accrued dividends to
    shares of common stock                                    $    300,000      $ 20,051,004
   Preferred dividends paid with common stock                           --             3,372
   Liabilities assumed with acquisition                                 --           355,881

Cash paid during the year for interest                           1,657,096         1,152,144

See accompanying notes

                United States Exploration, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY HISTORY AND NATURE OF OPERATIONS

United States Exploration, Inc. (the Company) was incorporated on January 9, 1989. The Company operates as a producer of oil and gas, and as an operator of gas gathering systems. The Company's operations are currently located in southeast Kansas and, effective May 1998, northeast Colorado. During 1999, the Company sold all of its operations located in northeast Oklahoma.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly owned subsidiaries, Producers Service Incorporated, Performance Petroleum Corporation, Pacific Osage, Inc., and United States Gas Gathering Co., Inc. (formerly ZCA Gas Gathering, Inc.). On January 20, 1999, the stock of Performance Petroleum Corporation, Pacific Osage, Inc. and United States Gas Gathering Co. Inc. was sold in two separate transactions. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company accounts for gas imbalances using the sales method. Under this method, revenue is recognized based on cash received rather than the Company's proportionate share of gas produced. During 1999, the Company received $437,500 as settlement of a gas imbalance existing at December 31, 1998. The Company does not have a significant imbalance situation at December 31, 1999.

Revenues from the purchase, sale and transportation of purchased natural gas are recognized when transported volumes are delivered.

The Company recognizes oil sales on delivery.

                United States Exploration, Inc. and Subsidiaries

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 are comprised of $944,340 of Neptune Funding Commercial Paper which matured January 24, 2000. The Company had no cash equivalents at December 31, 1998.

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

    Leasehold improvements                                10 years
    Natural gas gathering systems                      10-17 years
    Equipment                                            5-7 years

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

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for outstanding stock options. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the market price of the underlying stock on the date of grant exceeds the exercise price of the Company's stock options, compensation expense would be recognized.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to compare with the 1999 financial statement presentation.

                United States Exploration, Inc. and Subsidiaries

2. FINANCIAL RESULTS AND LIQUIDITY

The Company has incurred net losses of $4,054,803 and $21,251,173 for the years ended December 31, 1999 and 1998, respectively. Included in these amounts are provisions for impairment of assets of $400,000 and $15,351,978, respectively. The Company is not in compliance with certain covenants under a credit facility with a bank. In addition, the Company has not made scheduled interest payments due since September 1999. As a result, the loan is in default. On March 28, 2000, the bank gave the Company official notice of acceleration and of its intention to proceed with foreclosure. Accordingly, $31,250,000 of principal outstanding at December 31, 1999 under the credit facility has been classified as a current liability in the accompanying balance sheet. As more fully described in Note 17, the Company's management is evaluating its options and continuing its discussions with the bank.

3. RELATED PARTY TRANSACTIONS

In 1997, the Company relocated its principal executive office from Independence, Kansas to Denver, Colorado and shares office space with Benson Mineral Group, Inc. (BMG). In connection with that move, the Company entered into a cost and expense sharing agreement with BMG, a privately held Oklahoma corporation. The Company's current president is also the president, a director and sole shareholder of BMG. Pursuant to the cost and expense sharing agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based upon actual use of the facilities and personnel by the Company. During the year ended December 31, 1999, the Company paid or accrued $230,830 to BMG pursuant to this arrangement, of which $14,878 was payable at December 31, 1999. During the year ended December 31, 1998, the Company paid or accrued $660,646 to BMG pursuant to this arrangement, of which $47,379 was payable at December 31, 1998. Since July 1998, the Company has not paid any significant amount of rent to BMG because the Company has leased its own office space. At the end of February 1999, all BMG employees were transferred to the Company's payroll. The Company billed BMG $346,127 in 1999 for time spent by Company employees on business affairs of BMG, which has been netted against general and administrative expenses in the accompanying statement of operations. The cost and expense sharing agreement is effective so long as the current president functions in such capacity.

In addition, the Company entered into an executive employment agreement with its current president dated August 7, 1997. The agreement provides for a base salary of not less than $150,000 per year and bonuses at the discretion of the Board of Directors. It has an initial term of three years, but renews automatically for successive one-year terms unless terminated by either party. The agreement also provides for the granting of options

                United States Exploration, Inc. and Subsidiaries

3. RELATED PARTY TRANSACTIONS (CONTINUED)

to purchase shares of the Company's common stock (see Note 11). During the third quarter of 1999, the current president drew no salary.

The three outside directors of the Company's Board of Directors each received 3,879 shares of the Company's common stock in 1999 as payment for directors fees earned from April 1, 1998 through December 31, 1998, and each outside director received 9,600 shares of the Company's common stock in 2000 for directors' fees earned in 1999.

The Company is a participating employer of a multi-employer profit sharing plan sponsored by BMG and has contributed $56,893 and $34,190 for the years 1999 and 1998, respectively.

4. OIL AND GAS PROPERTIES

The Company's oil and gas activities are conducted within the continental United States. The following schedules present capitalized costs at December 31, 1999 and 1998 and results of operations for producing activities for the years ended December 31, 1999 and 1998. At December 31, 1999 and 1998, costs associated with acquisition and development activities of $53,353,560 and $51,133,433, respectively, are considered evaluated and subject to amortization.

                                                             DECEMBER 31
                                                        1999              1998
                                                    ------------      ------------

Capitalized costs:
   Oil and gas properties                           $ 53,353,560      $ 51,133,433
   Accumulated depreciation, depletion
     amortization and valuation allowance             28,633,515        25,966,663
                                                    ------------      ------------
Net capitalized costs                               $ 24,720,045      $ 25,166,770
                                                    ============      ============

Results of operations for producing activities:
   Oil and gas sales                                $  7,144,849      $  4,376,561
   Production costs                                   (2,792,146)       (2,692,644)
   Depreciation, depletion and amortization           (2,666,843)       (3,669,802)
   Full-cost pool valuation allowance                         --       (15,206,978)
                                                    ------------      ------------
Results of operations from producing activities
   (excluding overhead expenses)                    $  1,685,860      $(17,192,863)
                                                    ============      ============

                United States Exploration, Inc. and Subsidiaries

4. OIL AND GAS PROPERTIES (CONTINUED)

                                                               DECEMBER 31
                                                           1999            1998
                                                        -----------     -----------

Amortization per equivalent physical unit (barrels)
   of production (excludes full-cost pool
   valuation allowance)                                 $     5.13     $     8.91
                                                        ==========     ==========

Costs incurred in oil and gas acquisition and development activities are as follows:

                                                               DECEMBER 31
                                                           1999            1998
                                                        -----------     -----------

Property acquisition costs                              $        --     $39,559,220
Development costs                                         2,970,127       1,583,158
                                                        -----------     -----------
                                                        $ 2,970,127     $41,142,378
                                                        ===========     ===========

Capitalized costs are subject to an annual test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues are required to be expensed. At December 31, 1998, capitalized costs exceeded the present value of future net revenues by $15,206,978, which resulted in a write-down of the carrying value of the oil and gas properties.

For the year ended December 31, 1998, the primary reasons for the write-down of the carrying value of the oil and gas properties were: (1) lower oil and gas prices at December 31, 1998, (2) higher than originally anticipated operating and capital costs on the properties acquired from Union Pacific Resources Company (UPR), (3) the inability to establish for the purposes of year-end reserve estimates the extent of the Company's interest in certain formations within the UPR properties and (4) predictability of production from the Dakota formation of the UPR properties less than originally anticipated.

                United States Exploration, Inc. and Subsidiaries

5. NATURAL GAS GATHERING SYSTEMS

Natural gas gathering systems consisted of the following:

                                                             DECEMBER 31
                                                        1999              1998
                                                     -----------      -----------

Kansas systems - cost                                $ 2,584,717      $ 2,432,096
Accumulated depreciation and valuation allowance      (1,635,488)      (1,455,046)
                                                     -----------      -----------
                                                     $   949,229      $   977,050
                                                     ===========      ===========

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

                                                             DECEMBER 31
                                                         1999            1998
                                                     -----------      -----------

Leasehold improvements                               $    98,307      $     5,013
Oil field equipment                                      238,689          238,689
Autos and trucks                                          73,242          121,180
Office equipment and furniture                           242,388          210,260
                                                     -----------      -----------
                                                         652,626          575,142
Accumulated depreciation                                (338,965)        (280,096)
                                                     -----------      -----------
                                                     $   313,661      $   295,046
                                                     ===========      ===========

7. LAND HELD FOR RESALE

The Company owns land located in Ingleside, Texas, which it acquired in July 1994. Until 1998, a refinery was located on 20 acres of the approximately 100 acres of undeveloped real estate.

The refinery had been nonoperational since the early 1980s and marketing efforts for the refinery were unsuccessful. Management decided to dismantle and salvage the refinery and sell the real estate, writing down the refinery and land to a net realizable value of $700,000 by recognizing an impairment loss of $1,075,011 in 1997. During 1998, the Company spent approximately $145,000 to dismantle the refinery, but concluded that the net realizable value of the land was still approximately $700,000. This resulted in an additional impairment loss of approximately $145,000 for the year ended December 31, 1998. The Company had no offers for the land during 1999; accordingly, the Company recorded an additional impairment of $400,000 for the year ended December 31, 1999.

                United States Exploration, Inc. and Subsidiaries

8. PIPELINE LEASE

The Company leases and operates a 72-mile gas pipeline under an operating lease which was acquired for a total cost of $707,308. The lease expires January 31, 2008 and requires minimum monthly payments of $6,500 per month. A volume rent adjustment is computed at each six-month anniversary date. The recomputed monthly rent is equal to the average monthly volume transported through the pipeline during the previous six months, in thousands of cubic feet (MCF), multiplied by $.08. The monthly rent charge may not be less than $6,500 and may not exceed $13,600. Average monthly MCFs transported during any six month period during the years ended December 31, 1999 and 1998 did not result in any volume rent adjustments. The agreement includes a purchase option for $1,800,000 which can be exercised at any time during the term of the lease.

9. INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                                      DECEMBER 31
                                                                1999              1998
                                                            ------------      ------------

Deferred tax liabilities:
   Purchase accounting adjustment - book basis of
     acquired assets greater than tax basis - lease
     equipment                                              $         --      $    176,377

Deferred tax assets:
   Net operating loss carryforwards                           10,754,705         6,615,199
   Oil and gas properties - full-cost pool amortization
     greater than tax depletion                                3,548,249         6,611,637
   Depreciation on equipment                                     327,296           328,518
                                                            ------------      ------------
                                                              14,630,250        13,555,354
   Less valuation allowance                                  (14,630,250)      (13,378,977)
                                                            ------------      ------------
                                                                      --           176,377
                                                            ------------      ------------
Net deferred amount                                         $         --      $         --
                                                            ============      ============

The valuation allowance was increased by $1,251,273 and $9,161,759 at December 31, 1999 and 1998, respectively, to reduce the deferred tax asset to zero.

                United States Exploration, Inc. and Subsidiaries

9. INCOME TAXES (CONTINUED)

The Company's net operating loss carryforwards are subject to IRC Section 382 limitations. The Company may use, in any one tax year, up to $507,000 of net operating losses from carryforwards expiring in years through 2008 and up to $2,285,000 of net operating losses from carryforwards expiring in 2009 and 2010.

The net operating loss carryforwards available to United States Exploration, Inc. for income tax purposes are as follows:

 EXPIRATION DATES
 ----------------

      2002                                                    $   868,000
      2003                                                      2,545,000
      2004                                                      1,300,000
      2005                                                        293,000
      2006                                                        448,000
      2007                                                         37,000
      2008                                                      2,162,000
      2009                                                        537,000
      2010                                                        435,000
      2011                                                        301,000
      2012                                                      1,499,000
      2018                                                      7,182,000
      2019                                                     10,694,000
                                                              -----------
                                                              $28,301,000
                                                              ===========

10. MAJOR CUSTOMERS

The Company sold substantially all of its produced and purchased gas to three purchasers for the year ended December 31, 1999 and to six purchasers for the year ended December 31, 1998. The Company sold substantially all of its oil to three purchasers for the year ended December 31, 1999 and to five purchasers for the year ended December 31, 1998.

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On May 5, 1999, the Company adopted the 1999 Employee Stock Option Plan (the 99
Plan) and reserved a total of 500,000 common shares for issuance. Options granted may be Incentive Stock Options or Non-Statutory Options at the discretion of a committee of the Board of Directors. All options must be granted within 10 years from May 5, 1999. At December 31, 1999, no options have been granted under the 99 Plan.

Effective January 13, 1989, the Company adopted an Incentive Stock Option Plan (the Plan) and reserved a total of 1,000,000 common shares for issuance. The Plan expired on January 13, 1999 and no new options can be granted. All options granted prior to the expiration remain outstanding until they have expired or been canceled.

Effective May 25, 1990, the Board of Directors adopted a Nonqualifying Stock Option Plan (NQSOP) for the benefit of nonemployee directors of the Company and others having rendered significant services to the Company. To date, an aggregate of 2,900,000 common shares is reserved to be issued pursuant to the NQSOP. As of December 31, 1999 and 1998, there were 179,200 options available for issuance. The NQSOP is administered at the discretion of the compensation committee of the Board of Directors. Unless otherwise specified, the options expire 10 years from the date of the grant. The NQSOP will expire May 25, 2000.

In August 1997, the Company entered into an employment agreement with its current president which provided for the issuance of nonqualified stock options. A total of 4,000,000 options were issued with 1,000,000 shares each being exercisable at $4.50, $6.00, $9.00 and $12.00 per share. By August 1998, all options were exercisable. The options have a 10-year life.

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

A summary of the Company's stock option plans as of December 31, 1999 and 1998 is presented below. No compensation expense related to stock options granted in 1998 was recorded as the option exercise prices were greater than the fair market value on date of grant.

                                                        WEIGHTED AVERAGE
                                               SHARES    EXERCISE PRICE
                                              ---------  --------------

Outstanding at December 31, 1997              4,632,000      $7.34
   Granted                                      225,600       4.00
   Expired                                      (40,000)      3.00
                                              ---------
Outstanding at December 31, 1998              4,817,600       7.22
   Granted                                           --         --
   Expired                                      (50,200)      3.63
                                              ---------
Outstanding at December 31, 1999              4,767,400       7.25
                                              =========

Options exercisable at December 31, 1998      4,577,000       7.39
                                              =========
Options exercisable at December 31, 1999      4,633,800       7.35
                                              =========

Options outstanding at December 31, 1999 have exercise prices ranging from $2 to $12 with a weighted-average contractual life of 7.73 years. They are summarized as follows:

                      EXERCISE             REMAINING
  SHARES               PRICE                 LIFE
----------          -----------         --------------

    30,000          $ 2.00                  4.42 years
   737,400            4.00-4.25         7.66-8.5 years
 1,000,000            4.50                  7.66 years
 1,000,000            6.00                  7.66 years
 1,000,000            9.00                  7.66 years
 1,000,000           12.00                  7.66 years
----------
 4,767,400
==========

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. There were no options granted during 1999. With respect to the options granted during 1998, a risk-free interest rate of 5.25%, a dividend yield of 0%, a volatility factor of .63, and a weighted-average expected life of five years were applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per share for the year ended December 31, 1999 and December 31, 1998 are as follows:

                                                        1999                1998
                                                   --------------      --------------

Net loss--as reported                              $   (4,054,803)     $  (21,251,173)
Net loss--pro forma                                    (4,200,519)        (24,623,587)
Basic loss per common share - as reported                   (0.27)              (1.67)
Basic loss per common share - pro forma                     (0.28)              (1.93)
Weighted average fair value of options granted
  during the period                                            --                1.81

12. SERIES C CONVERTIBLE PREFERRED STOCK

In late 1996, the Company completed a private placement of 4,000,000 shares of Series C Convertible Preferred Stock (Series C Preferred Stock) at $6.00 per share. Total proceeds received were $24,000,000. The stock carries an 8% cumulative per annum dividend and is convertible at the option of the holder into two shares of Company common stock for each share of Series C Preferred Stock. This conversion rate is subject to adjustment for common stock dividends, additional common stock issuances, or any stock rights and warrant issuances. The Series C Preferred Stock has a liquidation preference of $6.00 per share, plus accrued and unpaid dividends. The Company may redeem the stock at the price of $6.00 per share plus accrued and unpaid dividends.

                United States Exploration, Inc. and Subsidiaries

12. SERIES C CONVERTIBLE PREFERRED STOCK (CONTINUED)

During 1999 and 1998, 50,000 and 3,341,834 shares of Series C Preferred Stock were converted into 100,000 and 6,683,668 shares of common stock, respectively, leaving 443,166 and 493,166 shares of Series C Preferred Stock outstanding on December 31, 1999 and 1998, respectively. Dividends were declared and paid for the first two quarters of 1998. No dividends have been declared during 1999 or the last two quarters of 1998. Cumulative dividends applicable to 1999 and 1998 are $319,080 and $106,360, respectively.

Under the terms of the Series C Preferred Stock, if dividends have not been paid in an amount equal to at least six quarterly dividends, the number of directors on the Company's board is automatically increased by two and the holders of the Series C Preferred Stock are entitled to elect the two new directors. The Company is obligated to call a meeting of the holders of the Series C Preferred Stock for the purpose of electing those directors upon the written request of the holders of two-thirds of the outstanding shares of Series C Preferred Stock. Upon payment of the dividend arrearage, the size of the board is reduced by two and the terms of the directors elected by the holders of the Series C Preferred Stock automatically terminate. On December 31, 1999, the right of the holders arose.

If dividends are not paid on the Series C Preferred Stock for three successive years, the Company may pay all dividends in arrears with shares of its common stock, subject to the consent of the holders of the Series C Preferred Stock. Such consent may not be withheld for more than 180 consecutive days.

13. ACQUISITIONS

On May 15, 1998, the Company acquired from Union Pacific Resources Company
(UPR), all of UPR's working interests in producing oil and gas wells in 34 oil and gas fields in the Wattenberg area of the Denver-Julesburg Basin in northeastern Colorado. The purchase price for the wells, as adjusted, was approximately $39,560,000. Included in accounts receivable at December 31, 1998 is $1,686,118 due from UPR as a final settlement of the purchase price. At the closing of the acquisition, the Company also entered into an exploration agreement (Exploration Agreement) with UPR giving the Company the right to explore and develop all of UPR's undeveloped acreage in the area, excluding certain acreage already committed to other agreements.

                United States Exploration, Inc. and Subsidiaries

13. ACQUISITIONS (CONTINUED)

The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company drilled 15 commitment wells during the first 18 months ending on November 30, 1999 and is required to drill an additional 20 commitment wells during each succeeding 12-month period for up to a maximum of five 12-month option periods. If the Company does not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period. The Company fulfilled its commitment well obligations during the 18 months ended November 30, 1999.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No.107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Such information is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. The fair values of the Company's financial instruments, consisting of cash and cash equivalents and borrowings under the credit facility, are considered to approximate their carrying amounts in the Company's balance sheet. In arriving at this determination, no consideration has been given to the adequacy of the underlying collateral on the credit facility.

                United States Exploration, Inc. and Subsidiaries

15. COMMITMENTS

The Company entered into a 117 month lease, effective July 1, 1998, for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The Company has incurred costs of approximately $100,000 for leasehold improvements, substantially all of which were incurred during 1999. The approximate minimum aggregate rental commitment under the office space lease is as follows:

  2000                                                $   177,804
  2001                                                    177,804
  2002                                                    177,804
  2003                                                    219,150
  2004                                                    232,932
  Thereafter                                              757,029
                                                       ----------
                                                       $1,742,523
                                                       ==========

See Note 8 for additional commitments under a gas pipeline lease agreement.

The Company committed to drill 20 wells by November 30, 2000 under the Exploration Agreement which is a part of the acquisition of properties from UPR (see Note 13). Liquidated damages of $125,000 per commitment well not drilled will be due UPR, resulting in a total of $2,500,000 if no commitment wells are drilled by November 30, 2000.

                United States Exploration, Inc. and Subsidiaries

16. ASSETS HELD FOR SALE

On January 20, 1999, the Company sold, effective as of December 31, 1998, the stock of three wholly owned subsidiaries. Performance Petroleum Corporation and Pacific Osage, Inc. were sold in one transaction for $650,000. United States Gas Gathering Co., Inc. was sold in another transaction for $1,175,000. As required by the Company's credit agreement with its lender, proceeds were used to reduce the Company's borrowings. The underlying properties sold consisted of the following:

Current assets                              $   134,542
Natural gas gathering systems, net              371,622
Oil and gas property and equipment, net       1,159,076
Building and other equipment, net               218,203
                                            -----------
                                              1,883,443
Current liabilities                             (58,443)
                                            -----------
                                            $ 1,825,000
                                            ===========

17. CREDIT AGREEMENT

In connection with the acquisition of the UPR properties, the Company entered into a credit agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the Credit Agreement). The maximum available borrowings under the Credit Agreement were initially set at $35 million, subject to periodic redeterminations of the borrowing base. The Company initially borrowed $29 million under the Credit Agreement to pay a portion of the purchase price of the UPR properties, and the balance was paid with the Company's existing funds. Principal is repayable in 20 quarterly installments beginning March 31, 2000. Interest is generally payable on a quarterly basis at a rate, selected by the Company, which is determined by reference to LIBOR or the lender's reference rate plus varying margins. The Company is in default of scheduled interest payments, and, effective October 1, 1999, interest was payable at a default rate. Under the default provisions, interest accrues on unpaid interest. At December 31, 1999, the outstanding loan balance of $31.25 million ($31.9 million, 1998), plus unpaid accrued interest, bore interest at a rate of 11.25% (varying from 7.6875% to 8.5%, 1998) per annum. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company's oil and gas properties. The Credit Agreement prohibits the payment of dividends on Common Stock and prohibits the payment of dividends on the Series C Preferred Stock for periods ending after June 30, 1999. Prior to June 30, 1999, no dividend could be paid on the Series C Preferred Stock if a default under the Credit Agreement existed or would exist after the payment.

                United States Exploration, Inc. and Subsidiaries

17. CREDIT AGREEMENT (CONTINUED)

Since September 30, 1998, the Company has not met certain financial ratios and net worth requirements contained in the Credit Agreement. The Credit Agreement requires the Company to have a ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense of not less than 2.75:1, to have a ratio of current assets to current liabilities of not less than 1:1, and to maintain tangible net worth of at least $20 million.

As a result of the Company's failure to meet these ratios, requirements, and scheduled interest payments at December 31, 1999, the loan is in default. On March 28, 2000, the bank gave the Company official notice of acceleration and of its intention to proceed with foreclosure. Accordingly, the Company is required by generally accepted accounting principles to classify the entire $31,250,000 due to the lender as a current liability even though the loan is payable by its terms over a five-year period beginning March 31, 2000 as follows:

      2000                              $ 8,000,000
      2001                                7,500,000
      2002                                7,000,000
      2003                                7,000,000
      Thereafter                          1,750,000
                                        -----------
                                        $31,250,000
                                        ===========

The Company has not yet established with the bank a plan for eliminating its defaults under the Credit Agreement. However, the Company is in discussions with the bank and is evaluating its options.

                United States Exploration, Inc. and Subsidiaries

18. OIL AND GAS INFORMATION (UNAUDITED)

The estimates of the Company's proved oil and gas reserves are based upon evaluations prepared by independent petroleum engineers as of December 31, 1999 and 1998. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas.

                                                           DECEMBER 31
                                    ----------------------------------------------------------
                                               1999                            1998
                                    --------------------------      --------------------------
                                       Oil             Gas             Oil             Gas
                                      (bbls)          (mmcf)          (bbls)          (mmcf)
                                    ----------      ----------      ----------      ----------

Proved developed and
   undeveloped reserves,
   beginning of period               2,215,640          58,971         252,215           2,518

Revisions of previous estimates        380,478          (1,209)          7,556             (21)
Extensions and discoveries              38,000           1,719              --              --
Production                            (107,595)         (2,471)       (140,112)         (1,650)
Purchase of minerals in place               --              --       2,238,422          58,863
Dispositions of minerals
   in place (Note 16)                  (46,182)           (262)       (142,441)           (739)
                                    ----------      ----------      ----------      ----------

Proved developed and
   undeveloped reserves,
   end of period                     2,480,341          56,748       2,215,640          58,971

Proved developed reserves:
   Beginning of period                 717,419          23,237         207,202           1,565
   End of period                     1,383,698          27,018         717,419          23,237

                United States Exploration, Inc. and Subsidiaries

18. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

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

The following schedules present the standardized measure of estimated discounted future net cash flows from the Company's proved reserves and an analysis of the changes in these amounts for the periods indicated. Estimated future cash flows are determined by using period-end prices for December 31, 1999 and 1998 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. Estimated future production and development costs are based on economic conditions at December 31, 1999 and 1998. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 1999 and 1998, and such conditions continually change. Accordingly, such information should not serve as a basis for making any judgment on the potential value of recoverable reserves or in estimating future results of operations.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                     RELATING TO PROVED RESERVES (UNAUDITED)

                                                          DECEMBER 31
                                                     1999               1998
                                                -------------      -------------

Future cash inflows                             $ 188,555,098      $ 129,807,936
Future production and development costs          (102,074,575)       (71,530,056)
                                                -------------      -------------
Future net cash flows                              86,480,523         58,277,880
10% annual discount for estimated timing of
   cash flows                                     (47,262,546)       (33,111,110)
                                                -------------      -------------
Standardized measure of discounted future
   net cash flows                               $  39,217,977      $  25,166,770
                                                =============      =============

                United States Exploration, Inc. and Subsidiaries

18. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

                                                           YEAR ENDED DECEMBER 31
                                                           1999              1998
                                                       ------------      ------------

Amount at beginning of period                          $ 25,166,770      $  3,390,640

Sales of minerals in place                                 (750,000)         (860,754)
Sales and transfers of oil and gas production,
   net of production costs                               (4,352,703)       (1,683,918)
Development costs incurred                                2,970,127                --
Revisions of previous quantity estimates, net
   of changes in previous estimates of development
   and production costs and timing revisions              2,147,655                --
Extensions and discoveries                                2,198,064                --
Purchase of minerals in place                                    --        25,950,822
Accretion of discount                                     2,516,677                --
Net changes in prices and production costs                8,647,878        (1,630,020)
Other                                                       673,509                --
                                                       ------------      ------------
                                                         14,051,207        21,776,130
                                                       ------------      ------------
Amount at end of period                                $ 39,217,977      $ 25,166,770
                                                       ============      ============

                                 EXHIBIT INDEX



          EXHIBIT       DOCUMENT DESCRIPTION
            10.22       Agreement for Release and Termination dated November 20,
                        1999, by and among the Company, Kinder Morgan, Inc.,
                        formerly KN Energy, Inc., HS Resources, Inc. and
                        Resource Gathering Systems, Inc.

            23.1 Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the Company's Registration Statement on Form S-8 (Registration No. 333-60983).

            24          Powers of Attorney.

            27          Financial Data Schedule.