Form 10QSB
period 2000-03-31
UNITED STATES EXPLORATION INC
filed 2000-05-22
CIK 847074

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 1-13513

                         UNITED STATES EXPLORATION, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                      84-1120323
         --------                                    ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


1560 Broadway, Suite 1900, Denver, Colorado            80202
-------------------------------------------           --------
(Address or principal executive offices)              (Zip Code)

                                 (303) 863-3550
                ------------------------------------------------
              (Registrant's telephone number, including area code)



                ------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class of Stock                             Amount Outstanding
------------------------------           -----------------------------
Common Stock, $.0001 par value           15,620,631 shares outstanding
                                                  at May 5, 2000

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

                         UNITED STATES EXPLORATION, INC.


                                      Index

                                                                                                                       Page
                                                                                                                       ----

Part I - FINANCIAL INFORMATION

         Item 1     Financial Statements..........................................................................        4
         Item 2     Management's Discussion and Analysis or Plan of Operation......................................      11

Part II - OTHER INFORMATION.........................................................................................     17

SIGNATURES...........................................................................................................    18

EXHIBIT INDEX......................................................................................................      19

                  UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                   ASSETS

                                                          March 31,        December 31,
                                                            2000              1999
                                                        ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                             $  3,295,961      $  3,096,691
  Accounts receivable                                      1,633,114         1,308,015
  Due from related parties                                    73,094            41,764
  Inventory                                                    2,080             2,792
  Prepaid expenses and deposits                               38,820            64,717
                                                        ------------      ------------
      Total current assets                                 5,043,069         4,513,979

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment                      24,847,044        24,720,045
  Natural gas gathering systems                              926,973           949,229
  Other equipment and leasehold improvements                 283,167           313,661
                                                        ------------      ------------
                                                          26,057,184        25,982,935

OTHER ASSETS
  Land held for resale                                       300,000           300,000
  Pipeline lease, less accumulated amortization
   of $311,546 at March 31, 2000  and
   of $298,915 at December 31, 1999                          395,763           408,393
  Loan costs, less accumulated
   amortization of $134,086 at March 31, 2000
   and $116,208 at December 31, 1999                         339,685           357,563
                                                        ------------      ------------
                                                           1,035,448         1,065,956

                                                        ------------      ------------

    Total assets                                        $ 32,135,701      $ 31,562,870
                                                        ============      ============


The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                           MARCH 31,         DECEMBER 31,
                                                             2000               1999
                                                         ------------       ------------
CURRENT LIABILITIES
  Accounts payable                                      $  3,008,143       $  2,885,830
  Accrued liabilities                                        200,300            260,265
  Due related parties                                          6,778             14,878
  Due bank under credit facility                          31,250,000         31,250,000
  Accrued Interest - Credit Facility                       2,222,509          1,288,458
                                                        ------------       ------------

   Total current liabilities                              36,687,730         35,699,431

COMMITMENTS AND CONTINGENCIES                                     --                 --


STOCKHOLDERS' EQUITY
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares;
    issued and outstanding Series C Cumulative
    Convertible-443,166 shares at March 31,
    2000 and December 31, 1999
    (liquidation preference of $3,031,256 and
    $2,978,076 at March 31, 2000 and
    December 31, 1999, respectively)                       2,658,996          2,658,996
  Common stock-$.0001 par value
    Authorized-500,000,000 shares;
    issued and outstanding-15,620,631 shares at
    March 31, 2000 and 15,591,831 shares  at
    December 31, 1999 respectively                             1,561              1,559
  Capital in excess of par                                32,937,040         32,901,042
  Accumulated deficit                                    (40,149,626)       (39,698,158)
                                                        ------------       ------------
    Total stockholders' deficit                           (4,552,029)        (4,136,561)
                                                        ------------       ------------
Total liabilities and stockholders' equity              $ 32,135,701       $ 31,562,870
                                                        ============       ============

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                THREE MONTHS ENDED
                                                        ---------------------------------
                                                        MARCH 31, 2000     MARCH 31, 1999
                                                        --------------     --------------
REVENUES
   Sale of purchased gas                                 $    275,013       $    135,826
   Sale of company produced oil and gas                     2,304,859          1,322,823
   Contracting and operating fees                              20,936             14,644
                                                         ------------       ------------
                                                            2,600,808          1,473,293
COSTS AND EXPENSES
   Gas acquisition costs                                      156,324             42,781
   Gathering and transmission costs                           100,325             82,494
   Production costs-oil and gas                               700,567            589,832
   Other operating costs                                          (41)            58,625
   Depletion, depreciation, and amortization                  711,055            595,369
   General and administrative expenses                        458,387            674,827
                                                         ------------       ------------
                                                            2,126,617          2,043,928

   Earnings (loss) from operations                            474,191           (570,635)

OTHER INCOME (EXPENSE)
   Interest income                                             20,267             15,723
   Interest expense                                          (934,051)          (580,190)
   Other                                                      (11,875)             5,549
                                                         ------------       ------------
                                                             (925,659)          (558,918)
                                                         ------------       ------------
           NET LOSS                                          (451,468)        (1,129,553)

   Preferred stock dividends attributable to period           (53,180)           (59,180)
                                                         ------------       ------------
   Net loss applicable to common stockholders            $   (504,648)      $ (1,188,733)
                                                         ============       ============

   Basic and diluted loss per common share               $      (0.03)      $      (0.08)
                                                         ============       ============

   Weighted average common shares outstanding              15,620,631         15,491,831
                                                         ============       ============



The accompanying notes are an integral part of these statements.

                 UNITED STATES EXPLORATION, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Three months ended
                                                                 ---------------------------------
                                                                 March 31, 2000     March 31, 1999
                                                                 --------------     --------------
CASH FLOWS FROM OPERATIONS
       Net loss                                                   $   (451,468)      $ (1,129,553)
       Adjustments to reconcile net loss
       to net cash provided by
       operating activities:
         Depreciation, depletion and amortization                      711,055            595,369
         Loss (gain) on sale of assets                                  11,875                (99)
         Stock issued as compensation                                   36,000             24,000
         Decrease (increase) in accounts receivable (net)             (325,099)         1,718,017
         Increase in due from related parties                          (31,330)           (70,244)
         Decrease in inventory                                             712              1,545
         Decrease in prepaid expenses                                   25,897            713,992
         Increase (decrease) in accounts payable
           and accrued expenses                                        996,398           (118,981)
         Decrease in due to related parties                             (8,100)           (47,379)
         Other                                                              --                 (1)
                                                                  ------------       ------------
       Net cash provided by operating activities                       965,940          1,686,666

       CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                         (771,670)        (1,300,526)
         Proceeds from sale of properties and equipment                  5,000          1,825,000
                                                                  ------------       ------------
       Net cash provided by (used in) investing activities            (766,670)           524,474

       CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of note payable to bank                                  --         (2,600,000)
         Proceeds from debt                                                 --          2,700,000
                                                                  ------------       ------------
       Net cash provided by financing activities                            --            100,000

Net increase (decrease) in cash and cash equivalents                   199,270          2,311,140

Cash and cash equivalents-beginning of period                        3,096,691          1,000,661
                                                                  ------------       ------------
Cash and cash equivalents-end of period                           $  3,295,961       $  3,311,801
                                                                  ============       ============


The accompanying notes are an integral part of these statements.

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - COMPANY HISTORY AND NATURE OF OPERATIONS

History and Operations

United States Exploration, Inc. (the "Company") was incorporated on January 9, 1989. The Company operates as a producer of oil and gas and as an operator of gas gathering systems. The Company's operations are currently located in southeast Kansas and, effective May 1998, northeast Colorado. The Company's properties in Oklahoma were sold in three separate transactions during January and May of 1999.

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

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year.

NOTE B - FINANCIAL STATEMENTS

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

NOTE D - COMMITMENTS

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


                           2000                  177,804
                           2001                  177,804
                           2002                  177,804
                           2003                  219,150
                           2004                  232,932
                           Thereafter            757,029
                                            ------------
                                              $1,742,523
                                            ============


The Company has committed to drill 20 wells by November 30, 2000 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company (UPR). At April 30, 2000 eleven wells have been drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled or commenced by November 30, 2000 will be due UPR.

NOTE E - CREDIT AGREEMENT

In connection with the acquisition of the UPR properties, the Company entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the Credit Agreement). At March 31, 2000, the Company was in default under the Credit Agreement for failure to make scheduled interest and principal payments and to meet certain financial ratios and net worth requirements contained in the Credit Agreement. In April 2000, the Company entered into an agreement with ING in which ING granted the Company (or its designee) an option to purchase the ING loan for $17,000,000. On May 18, 2000, the Company exercised that option and settled all of its obligations to ING. The Company is no longer in default under any loan or credit agreement.

The funds for the ING settlement were obtained from several sources. First, the Company sold its interest in 60 wells and associated undeveloped acreage in the Wattenburg Field of Northeastern Colorado to an unaffiliated oil and gas company for approximately $7.15 million, subject to customary adjustments. Second, the Company sold 3,000,000 shares of its common stock to Bruce D. Benson, its Chairman, Chief Executive Officer and President, for $1.10 per share, or a total of $3.3 million. Third, Benson Mineral Group, Inc. ("BMG"), a private company owned by Mr. Benson, provided $4 million in debt financing. BMG paid that amount directly to ING in return for the note, credit agreement and related security documents entered into in connection with the ING loan. The Company entered into an amendment to the note and credit agreement that reduces the outstanding principal balance of the note to $4 million, forgives all interest and fees accruing prior to the date of the amendment, provides for interest on the reduced principal amount of the note at 9% per annum and requires the Company to pay the note and accrued interest in a lump sum not later than May 17, 2001. The Company agreed to use its best efforts to refinance or otherwise prepay the note prior to that date. The balance of the payment to ING was made with existing Company funds.

NOTE F - ASSETS HELD FOR SALE

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
                                                              -----------
                                                               $1,825,000
                                                              ===========


In May, 1999, the Company sold its oil and gas properties located in Logan, Noble and Kay Counties, Oklahoma for $750,000. Proceeds of this sale were used to reduce the Company's borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     As a result of the losses experienced by the Company in recent periods and defaults under our principal loan agreement (which have since been settled as described below), our auditors included a "going concern" qualification in their opinions on our 1999 and 1998 financial statements.

Liquidity and Capital Resources

Bank Credit Facility

     In connection with the UPR acquisition, we entered into a Credit Agreement with ING (U.S.) Capital Corporation ("ING") establishing a revolving credit facility (the "Credit Agreement").

     At March 31, 2000, we owed ING $31,250,000 plus accrued interest of approximately $2,222,500 and were in default under the Credit Agreement. On May 18, 2000, we settled our obligations to ING for an aggregate payment of $17,000,000.

     The Company obtained the funds to effect the settlement from several sources. First, the Company sold its interests in 60 producing wells and associated undeveloped acreage in the Wattenburg field of Northeastern Colorado to an unaffiliated oil and gas company for approximately $7.15 million, subject to customary adjustments. Second, the Company sold 3,000,000 shares of its common stock to Bruce D. Benson, its chairman of the board, chief executive officer and president, for $1.10 per share, or a total of $3.3 million. Third, Benson Mineral Group, Inc. ("BMG"), a private company owned by Mr. Benson, provided $4 million in debt financing to the Company. The balance of the payment to ING was made from internally generated Company funds.

     The shares purchased by Mr. Benson were issued pursuant to an agreement entered into on April 21, 2000. The closing price of the Company's common stock on April 20, 2000 was $0.56 per share. Pursuant to that agreement, at the time the shares were purchased, Mr. Benson's employment agreement was amended to extend its term for an additional year, or until August 6, 2001, and Mr. Benson voluntarily relinquished options to purchase 4,000,000 shares of common stock that were granted pursuant to his employment agreement. The amendment also provides for a severance payment of $1 million to Mr. Benson in the event that he is terminated by the Company without cause prior to the end of the term of the agreement, a majority of the board of directors changes during the period or the Company defaults under the Agreement.

     The proceeds of the debt financing provided by BMG were paid directly to ING and ING assigned to BMG the Note, Credit Agreement and related security documents entered into in connection with the ING loan. Upon that assignment, BMG and the Company entered into an amendment to the Credit Agreement and the Note that reduces the outstanding principal balance of the Note to $4 million, forgives all interest and fees accruing prior to the date of the amendment, provides for interest on the reduced principal amount at 9% per annum and requires the Company to pay the Note in a lump sum no later than May 17, 2001. In that amendment, the Company acknowledges that the financing was provided by BMG as an accommodation and agrees to use its best efforts to refinance or otherwise prepay the Note as soon as possible. The Company intends to seek financing from a bank or other lender to pay the Note held by BMG and to provide funds for the further development of its properties. In addition, the Note may be paid from Company cash flow or the proceeds of additional property sales.

     The Company had previously announced a letter of intent with a lender to provide the funds necessary to settle with ING and to develop its properties. The Company decided not to complete that financing because the terms of the transactions described above were significantly more favorable to the Company. The lender would have required a 6% overriding royalty on all of the Company's Colorado properties, in addition to interest at 10% per annum.

     At March 31, 2000, the Company had a stockholders' deficit of approximately $4.55 million. If the ING settlement and related transactions had been effected as of that date, the Company would have had stockholders' equity of over $14 million. The Company estimates that the operating cash flow from the properties sold was approximately $423,000 in the quarter ended March 31, 2000 or approximately 25% of total operating cash flow for the quarter. However, the cash savings to the Company of the transactions described above, as compared to the 6% overriding royalty interest and other costs of the proposed lending arrangements previously announced, approximately offset the reduction in operating cash flow from the properties sold. In addition, with only $4 million of debt, as compared to $31.25 million under the ING loan or $12 million under the alternative proposed lending arrangement, the Company is in a much stronger financial position. The Company had been accruing interest at the rate of over $300,000 per month at the default rate on the ING loan. Interest accruals under the interim loan will be $30,000 per month.

Capital Expenditures

     We intend to seek financing from a bank or other lender to repay the $4 million bridge financing from BMG and fund the further development of our properties. We believe that our stronger financial position resulting from the settlement of the ING loan and our continuing cash flow will enable us to obtain the necessary financing. However, there can be no assurance that we will be able to do so.

     Under the Exploration Agreement with UPR, we have an obligation to drill 20 commitment wells prior to December 1, 2000. As of March 31, 2000, eleven of these wells had been drilled. If the remaining wells are not drilled by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not drilled.

     Capital expenditures in the first quarter of 2000 were generally completion costs incurred during the first quarter of 2000 relating to wells commenced during late 1999.

Cash Balances and Cash Flow

     As of May 22, 2000 the Company had cash and cash equivalents of approximately $500,000. Higher commodity prices and the continuing implementation of cost reduction measures allow us to project positive cash flow before capital spending for the remainder of the year. However, there can be no assurance that prices will remain at current levels and that cash flow will remain positive.

Series C Preferred Stock

     At March 31, 2000, unpaid and undeclared dividends totaled $372,260. Under the terms of the Series C Convertible Preferred Stock, if dividends have not been paid in an amount equal to at least six quarterly dividends, the number of directors on the Company's Board is automatically increased by two and the holders of the Series C Convertible Preferred Stock are entitled to elect the two new directors. The Company is obligated to call a meeting of the holders of the Series C Preferred Stock for the purpose of electing those directors upon the written request of the holders of two-thirds of the outstanding shares of Series C Preferred Stock. Upon payment of the dividend arrearages, the size of the Board is reduced by two and the terms of the directors elected by the holders of the Series C Preferred Stock automatically terminate. On December 31, 1999, the dividend arrearages on the Series C Convertible Preferred Stock totaled six quarters and this right of the holders to elect two directors arose. At May 5, 2000, no written request from the holders of the Series C Preferred had been received by the Company. No preferred stock dividends may be paid under the terms of the existing credit facility. No preferred stock dividends may be paid under the letter of intent terms with the proposed new lender.

Results of Operations

Quarter Ended March 31, 2000

     The Company realized a net loss of $451,468 for the first quarter of 2000 compared to a loss of $1,129,553 for the first quarter of 1999. Including preferred stock dividends, the loss for the first quarter of 2000 was $504,648 or $.03 per share.

     Sales of purchased gas less the related gas acquisition costs and gathering and transmission costs produced an operating profit of $18,364 for the first quarter of 2000 compared to an operating profit of $10,551 for the first quarter of 1999. No depreciation or amortization expense is included in these calculations. Although natural gas prices have increased, more throughput is needed to increase profitability.

     Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended March 31, 2000 and March 31, 1999 are shown in the table below:

Net Oil and Gas Production and Sales Prices

                                                 Three months ended March 31
                                --------------------------------------------------------------------
                                          2000                                 1999
                                ----------------------------    ------------------------------------
                                                                Kansas and
                                Kansas    Colorado    Total      Oklahoma      Colorado       Total
                                ------    --------    ------    ----------     --------       ------
Production
 Oil - mbbl                        .31       30.79     31.10          4.22      23.30          27.53
 Natural Gas - mmcf              18.40      534.40    552.80         28.13     577.71         605.84
 Total - mmcfe                   20.26      719.14    739.40         53.46     717.53         770.99

Weighted Average Prices
 Oil - $/bbl                     21.53       26.38     26.33         12.75      10.67          10.99
 Natural Gas - $/mcf              1.56        2.73      2.69          1.84       1.58           1.59


Of the production for the first quarter of 2000, approximately 6.00 mbbl of oil and 131.90 mmcf of gas were attributable to the properties sold on May 18, 2000.

The increase in oil and gas production costs from $589,832 for the first quarter of 1999 to $700,567 for the first quarter of 2000 is largely attributable to an increase of $77,086 in production taxes related to the higher value of oil and gas sold.

Other operating costs decreased $58,667 from the first quarter of 1999 to the first quarter of 2000. This decrease is attributable to the closing of the Company's field offices.

Interest expense is $934,051 for the first quarter of 2000 compared to $580,190 for the first quarter of 1999. The increase in interest expense reflects higher rates and accrual of interest for the first quarter of 2000 at a default rate, including interest on unpaid interest. As a result of the settlement of our obligations to ING, interest accruable will decrease from over $300,000 per month in the first quarter of 2000 to $30,000 per month.

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

     Need for Additional Financing. The settlement of the Company's obligations to ING used substantially all of its available cash. The Company is obligated to drill 20 commitment wells under the Exploration Agreement with UPR prior to December 1, 2000, of which 11 had been drilled as of March 31, 2000. In addition, the Company is obligated to use its best efforts to prepay the $4 million bridge financing provided by BMG. In order to meet these obligations and to further develop its existing properties, the Company will need to obtain a credit facility from a bank or other lender. Although management believes that the Company's stronger financial position resulting from the settlement of the ING loan will enable it to obtain such a credit facility, there can be no assurance that it will be able to do so.

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

     Effects of Growth. The acquisition of the UPR properties resulted in a substantial change in the size and extent of the Company's assets and operations. The Company expanded its facilities and personnel in anticipation of growth in its operations staff that has not occurred to date as a result of the Company's lack of resources to pursue the development of its Colorado properties at the anticipated rate and other factors. Personnel costs have subsequently been reduced but the expansion has resulted in increased general and administrative expenses, principally the rent on additional space leased by the Company. The Company is attempting to reduce its overhead by subleasing this additional space, but there can be no assurance that it will be able to do so. In the meantime, these increased general and administrative expenses will continue to adversely affect the Company's results of operations and financial condition.

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

Item 3.           Defaults Upon Senior Securities.

     At March 31, 2000 the Company was in default under its Credit Agreement with ING (U.S.) Capital LLC. The amount outstanding at March 31, 2000 was $31,250,000 of principal and $2,222,508 of unpaid interest. On May 18, 2000, the Company settled its obligations to ING as more fully described in Part I, Item 2 of this report and is no longer in default under any loan agreement.

     At December 31, 1999, cash dividends on the Company's Series C Convertible Preferred Stock were unpaid for six quarters. Pursuant to the terms under which the Series C Preferred Stock was issued, the number of directors on the Company's board automatically increased by two on that date and the holders of the Series C Convertible Preferred Stock are entitled to elect the two new directors. No directors have been elected to fill those vacancies. Dividends have not been declared or paid since the second quarter of 1998. Unpaid dividends from July 1, 1998 through May 15, 2000 approximate $398,850. The Series C Convertible Preferred Stock is not registered stock.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  No report required.

Item 5.           Other Information.

                  No report required.

Item 6.           Exhibits and Reports on Form 8-K.

                  A.       Exhibits:

                  10.1     Agreement between ING (U.S.) Capital LLC and United
                           States Exploration, Inc. dated April 14, 2000.

                  10.2     Bruce D. Benson Offer to Purchase Common Stock dated
                           April 21, 2000.

                  10.3 Purchase and Sale Agreement dated May 18, 2000 between the Company and HS Resources, Inc.

                  10.4 Closing Agreement dated as of May 18, 2000 by and among Benson Mineral Group, Inc., the Company,
                           Producers Service Incorporated and HS Resources, Inc.

                  10.5 First Amendment to Executive Employment Agreement dated May 18, 2000 between the Company and Bruce D.
                           Benson.

                  10.6 Registration Rights Agreement dated May 18, 2000 between the Company and Bruce D. Benson.

                  10.7 Amendment to Credit Agreement and Note dated as of May 18, 2000 among the Company, Producers Service
                           Incorporated and Benson Mineral Group, Inc.

                  27.1     Financial Data Schedule.

                  B.       Reports on Form 8-K.

                  None.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED STATES EXPLORATION, INC.


Date: May 22, 2000                 By: /s/ Bruce D. Benson
                                      -----------------------------------------
                                           Bruce D. Benson, President,
                                           Chief Executive Officer and
                                           Chairman of the Board
                                           (Principal Executive Officer)

Date: May 22, 2000                 By: /s/ F. Michael Murphy
                                      -----------------------------------------
                                           F. Michael Murphy, Vice President,
                                           Secretary and Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
 Number                    Item                                                         Page No.
-------                    ----                                                         --------

 10.1                      Agreement between ING (U.S.) Capital LLC and United
                           States Exploration, Inc. dated April 14, 2000.

 10.2                      Bruce D. Benson Offer to Purchase Common Stock dated
                           April 21, 2000.

 10.3 Purchase and Sale Agreement dated May 18, 2000 between the Company and HS Resources, Inc.

 10.4 Closing Agreement dated as of May 18, 2000 by and among Benson Mineral Group, Inc., the Company,
                           Producers Service Incorporated and HS Resources, Inc.

 10.5 First Amendment to Executive Employment Agreement dated May 18, 2000 between the Company and Bruce D.
                           Benson.

 10.6 Registration Rights Agreement dated May 18, 2000 between the Company and Bruce D. Benson.

 10.7 Amendment to Credit Agreement and Note dated as of May 18, 2000 among the Company, Producers Service
                           Incorporated and Benson Mineral Group, Inc.

 27.1                      Financial Data Schedule.