Form 10QSB
period 2000-06-30
UNITED STATES EXPLORATION INC
filed 2000-08-11
CIK 847074

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 1-13513

                         UNITED STATES EXPLORATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                        84-1120323
            --------                                      ---------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

1560 Broadway, Suite 1900, Denver, Colorado                    80202
-------------------------------------------                  ---------
 (Address or principal executive offices)                    (Zip Code)

                                 (303) 863-3550
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class of Stock                               Amount Outstanding
         --------------                               ------------------
   Common Stock, $.0001 par value              18,620,631 shares outstanding
                                                      at August 1, 2000

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
          Item 2     Management's Discussion and Analysis or Plan of Operation....... 11

Part II - OTHER INFORMATION.......................................................... 19

SIGNATURES........................................................................... 21

EXHIBIT INDEX........................................................................ 22

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    JUNE 30,      DECEMBER 31,
                                                     2000             1999
                                                  -----------   --------------
CURRENT ASSETS
  Cash & cash equivalents                         $ 1,857,906   $    3,096,691
  Accounts receivable                               1,688,305        1,308,015
  Due from related parties                             31,077           41,764
  Inventory                                             2,083            2,792
  Prepaid expenses & deposits                          25,305           64,717
                                                  -----------   --------------

      Total current assets                          3,604,676        4,513,979

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment               17,265,147       24,720,045
  Natural gas gathering systems                       899,151          949,229
  Other equipment and
      leasehold improvements                          267,095          313,661
                                                  -----------   --------------
                                                   18,431,393       25,982,935

OTHER ASSETS
  Land held for resale                                130,000          300,000
  Pipeline lease, less accumulated amortization
   of $324,176 at June 30, 2000  and
   of $298,915 at December 31, 1999                   383,132          408,393
  Loan costs, less accumulated
   amortization of $1,089 at June 30, 2000
   and  $116,208 at December 31, 1999                   7,911          357,563
                                                  -----------   --------------
                                                      521,043        1,065,956
                                                  -----------   --------------

    Total assets                                  $22,557,112   $   31,562,870
                                                  ===========   ==============


The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                     $  3,499,755    $  2,885,830
  Accrued liabilities                                       151,808         260,265
  Due related parties                                        12,949          14,878
  Note payable-Related Party                              4,000,000               0
  Note payable-Bank                                               0      31,250,000
  Accrued Interest                                           43,279       1,288,458
                                                       ------------    ------------

   Total current liabilities                              7,707,791      35,699,431

NON CURRENT LIABILITIES


STOCKHOLDERS' EQUITY
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares issued and
    outstanding Series C Cumulative
    Convertible-443,166 shares at June 30, 2000
    and December 31, 1999 (liquidation preference of
    $3,084,436 and $2,978,076 at June 30, 2000 and
    December 31,1999 respectively)                        2,658,996       2,658,996
  Common stock-$.0001 par value
    Authorized-500,000,000 shares
    issued and Outstanding-18,620,631 shares at
    June 30, 2000 and 15,591,831 shares at
    December 31, 1999 respectively                            1,861           1,559
  Capital in excess of par                               36,226,740      32,901,042
  Accumulated deficit                                   (24,038,276)    (39,698,158)
                                                       ------------    ------------

    Total stockholders' equity (deficit)                 14,849,321      (4,136,561)
                                                       ------------    ------------

Total liabilities & stockholders'
      equity                                           $ 22,557,112    $ 31,562,870
                                                       ============    ============

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS    THREE MONTHS    SIX MONTHS       SIX MONTHS
                                                        ENDED           ENDED          ENDED            ENDED
                                                    June 30, 2000   June 30, 1999   JUNE 30, 2000    JUNE 30, 1999
                                                    -------------   -------------   -------------    ------------
REVENUES
   Sale of purchased gas                             $    375,225    $    265,145    $    650,238    $    400,971
   Sale of company produced oil and gas                 2,340,619       1,731,738       4,645,478       3,054,561
   Contracting and operating fees                           8,147          14,943          29,083          29,587
                                                     ------------    ------------    ------------     -----------
                                                        2,723,991       2,011,826       5,324,799       3,485,119

COSTS & EXPENSES
   Gas acquisition costs                                  227,633         164,876         383,957         207,658
   Gathering & transmission costs                         103,947          92,007         204,272         174,501
   Production costs-oil and gas                           829,303         693,019       1,529,870       1,282,851
   Other operating costs                                     (699)         48,914            (740)        107,539
   Depletion, depreciation, and amortization              692,464         679,021       1,403,519       1,274,390
   Provision for impairment of assets                     170,000               0         170,000               0
   General and administrative expenses                    486,969         661,207         945,356       1,336,034
                                                     ------------    ------------    ------------     -----------
                                                        2,509,617       2,339,044       4,636,234       4,382,973

   Earnings (loss) from operations                        214,374        (327,218)        688,565        (897,854)

OTHER INCOME (EXPENSE)
   Interest income                                              6          22,274          20,273          37,998
   Interest expense                                      (550,559)       (583,502)     (1,484,610)     (1,163,692)
   Other                                                  155,436          (3,082)        143,561           2,467
                                                     ------------    ------------    ------------     -----------
                                                         (395,117)       (564,310)     (1,320,776)     (1,123,227)
                                                     ------------    ------------    ------------     -----------
Net loss from continuing operations                      (180,743)       (891,528)       (632,211)     (2,021,081)

   Extraordinary gain on extinguishment of debt        16,292,093               0      16,292,093               0
                                                     ------------    ------------    ------------     -----------

Net income (loss) after extraordinary gain             16,111,350        (891,528)     15,659,882      (2,021,081)

   Preferred stock dividends attributable to period       (53,180)        (53,180)       (106,360)       (106,360)
                                                     ------------    ------------    ------------     -----------

Net lncome (loss) applicable to common
       shareholders                                    16,058,170        (944,708)     15,553,522      (2,127,441)
                                                     ------------    ------------    ------------     -----------


Earnings per common share:

Loss before extraordinary item                       $      (0.01)   $      (0.06)   $      (0.05)    $     (0.13)

Extraordinary gain on extinguishment of debt         $       0.95              --    $       1.00              --
                                                     ------------    ------------    ------------     -----------
Net income (loss) per common share                   $       0.94    $      (0.06)   $       0.95     $     (0.13)
                                                     ------------    ------------    ------------     -----------
Weighted average common shares outstanding             17,042,380      15,591,831      16,321,113      15,591,831
                                                     ============    ============    ============     ===========

The accompanying notes are an integral part of these statements.

                         UNITED STATES EXPLORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Six Months Ended  Six Months Ended
                                                                       June 30, 2000     June 30, 1999
                                                                     ----------------  ----------------
CASH FLOWS FROM OPERATIONS
          Net Income (Loss)                                           $   15,659,882    $   (2,021,081)

          Adjustments to reconcile net earnings (loss) to
          net cash provided by (used in) operating activities:
            Depreciation, depletion and amortization                       1,403,519         1,274,390
            Provision for impairment of assets                               170,000                 0
            Loss on sale of assets                                            11,875             3,952
            Extraordinary gain on extinguishment of debt - non-cash      (13,919,542)                0
            Decrease (increase) in accounts receivable (net)                (380,290)        1,051,423
            Decrease (increase) in due from related parties                   10,687           (26,297)
            Decrease in inventory                                                712             3,583
            Decrease in prepaid expenses                                      39,412           730,419
            Increase (decrease) in accounts payable
              and accrued expenses                                          (739,711)          123,068
            Decrease in due to related parties                                (1,929)          (30,535)
            Stock issued as compensation                                      36,000            24,000
            Other                                                                 (3)               (3)
                                                                      --------------    --------------
          Net cash provided by operating activities                        2,290,612         1,132,919

CASH FLOWS FROM INVESTING ACTIVITIES
            Capital expenditures                                            (980,397)       (1,957,691)
            Proceeds from sale of properties and equipment                 7,170,000         2,575,400
                                                                      --------------    --------------
          Net cash provided by investing activities                        6,189,603           617,709

CASH FLOWS FROM FINANCING ACTIVITIES
            Repayment of Note Payable to Bank                            (17,000,000)       (3,350,000)
            Proceeds from Debt (Net of loan costs)                         3,991,000         2,700,000
            Common Stock issued (net of issuance costs)                    3,290,000                 0
                                                                      --------------    --------------
          Net Cash used in  Financing Activities                          (9,719,000)         (650,000)

Net increase (decrease) in cash and cash equivalents                      (1,238,785)        1,100,628

Cash and cash equivalents-beginning of period                              3,096,691         1,000,661
                                                                      --------------    --------------
Cash and cash equivalents-end of period                               $    1,857,906    $    2,101,289
                                                                      --------------    --------------


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

NOTE B - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals except for the extraordinary item described in Notes E and G. The results of operations for the three months ended June 30, 2000 and for the six months ended June 30, 2000 are not indicative of the results to be expected for the year.

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE C - INCOME OR LOSS PER COMMON SHARE

Basic income or loss per share is computed by dividing net income or loss applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock were converted into common stock. Basic and diluted income or loss per share are the same for all periods presented as the exercise of stock options and the conversion of preferred stock would have an anti-dilutive effect on the net loss from continuing operations applicable to common shareholders.

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


                           2000                  177,804
                           2001                  177,804
                           2002                  177,804
                           2003                  219,150
                           2004                  232,932
                           Thereafter            757,029
                                             -----------
                                             $ 1,742,523
                                             ===========

The Company has committed to drill 20 wells by November 30, 2000 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company (UPR). At August 1, 2000 14 wells have been drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled or commenced by November 30, 2000 will be due UPR.

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

NOTE F - ASSETS HELD FOR SALE

On January 20, 1999, the Company sold, effective as of December 31, 1998, the stock of three wholly owned subsidiaries. Performance Petroleum Corporation and Pacific Osage, Inc. were sold in one of the transactions for $650,000. United States Gas Gathering Co., Inc. was sold in the other transaction for $1,175,000. As required by the Company's credit agreement with its lender, the proceeds of the sales were used to reduce the Company's borrowings from ING. The underlying properties sold consisted of the following:


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
                                                      -----------
                                                      $ 1,825,000
                                                      ===========

In May, 1999, the Company sold its oil and gas properties in Logan, Noble and Kay Counties, Oklahoma for $750,000 effective as of April 1, 1999. The proceeds were used to reduce the Company's borrowings from ING.

NOTE G - EXTRAORDINARY ITEMS

The Company realized an extraordinary item of income in May 2000 resulting from the Credit Agreement settlement with ING as described in Note E. The extraordinary item is comprised of the following:


         Loan principal due ING through May 17, 2000          $31,250,000
         Loan interest due ING through May 17, 2000             2,729,789
                                                              -----------
                                                               33,979,789
         Less previously capitalized loan costs (net of
         amortization to May 17, 2000) and transaction costs      687,696
                                                              -----------
                                                               33,292,093
         Less cash paid                                        17,000,000
                                                              -----------

               Extraordinary item                             $16,292,093
                                                              ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

Introduction

         The Company's plan is to obtain a bank credit facility which will allow the repayment of the interim financing provided by BMG and to provide funds for the continued development of the Company's oil and gas properties. The plan also includes efforts to identify and sell or exchange assets and continued efforts to reduce costs.

         As a result of the losses experienced by the Company in recent periods and defaults under our principal loan agreement (which have since been settled as described below), our auditors included a "going concern" qualification in their opinions on our 1999 and 1998 financial statements.

Liquidity and Capital Resources

Bank Credit Facility

         In connection with the UPR acquisition, we entered into a Credit Agreement with ING (U.S.) Capital Corporation ("ING") establishing a revolving credit facility (the "Credit Agreement"). At May 18, 2000, we owed ING $31,250,000 plus accrued interest of approximately $2,729,800 accrued at a default interest rate and were otherwise in default under the Credit Agreement. On that date, we settled our obligations to ING for an aggregate payment of $17,000,000.

         The Company obtained the funds to effect the settlement from several sources. First, the Company sold its interests in 60 producing wells and associated undeveloped acreage in the Wattenburg field of Northeastern Colorado to an unaffiliated oil and gas company for approximately $7.15 million, subject to customary adjustments. Second, the Company sold 3,000,000 shares of its common stock to Bruce D. Benson, its Chairman of the Board, Chief Executive Officer and President, for $1.10 per share, or a total of $3.3 million. Third, Benson Mineral Group, Inc., ("BMG"), a private company owned by Mr. Benson, provided $4 million in debt financing to the Company. The balance of the payment to ING was made from internally generated Company funds.

         The shares purchased by Mr. Benson were issued pursuant to an agreement entered into on April 21, 2000. The closing price of the Company's common stock on April 20, 2000 was $0.56 per share. Pursuant to that agreement, at the time the shares were purchased, Mr. Benson's employment agreement was amended to extend its term until August 6, 2001, and Mr. Benson voluntarily relinquished options to purchase 4,000,000 shares of common stock that were granted pursuant to his employment agreement. The amendment also provides for a severance payment of $1 million to Mr. Benson in the event that he is terminated by the Company without cause prior to the end of the term of the agreement, a majority of the board of directors changes during the period or the Company defaults under the Agreement.

         The proceeds of the debt financing provided by BMG were paid directly to ING and ING assigned to BMG the Note, Credit Agreement and related security documents entered into in connection with the ING loan. Upon that assignment, BMG and the Company entered into an amendment to the Credit Agreement and the Note that reduces the outstanding principal balance of the Note to $4 million, forgives all interest and fees accruing prior to the date of the amendment, provides for interest on the reduced principal amount at 9% per annum and requires the Company to pay the Note in a lump sum no later than May 17, 2001. In addition, the Note may be paid from Company cash flow or the proceeds of additional property sales. In that amendment, the Company acknowledges that the financing was provided by BMG as an accommodation and agrees to use its best efforts to refinance or otherwise prepay the Note as soon as possible. The Company is in preliminary discussion with a bank for replacement financing to pay the Note held by BMG and to provide funds for the further development of its properties. No assurance can be made that any replacement financing will be obtained.

Capital Expenditures

         Capital expenditures were $208,727 for the second quarter of 2000.

         Under the Exploration Agreement with UPR, we have an obligation to drill 20 commitment wells prior to December 1, 2000. As of June 30, 2000, 14 of these wells had been drilled. If the remaining wells are not drilled by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not drilled.

         On July 13, 2000 we announced a second drilling program with a third party whereby the third party could drill up to 62 wells at no cost to us and we would own approximately 20% of each well drilled. These are wells which we had no plans to drill ourselves. Of the 62 wells, 25 could satisfy the remaining six wells to be drilled prior to December 1, 2000 under the Exploration Agreement with UXP or could be credited against our next yearly option period 20 well commitment which begins December 1, 2000 if we can and do elect to exercise the option. In the same announcement we reported that a prior 20 well drilling program with the same third party had 18 wells completed as producers with two wells yet to be drilled and that the 18 wells increased the reserves attributable to our interest by 1.3 Bcfe.

Cash Balances and Cash Flow

         As of August 1, 2000 the Company had cash and cash equivalents of approximately $1,700,000. Higher commodity prices and the continuing implementation of cost reduction measures allow us to project positive cash flow before capital spending for the remainder of the year. However, there can be no assurance that prices will remain at current levels and that cash flow will remain positive.

Property Sales

         As discussed above under Bank Credit Facility the Company sold its interests in 60 Colorado producing wells and associated undeveloped acreage effective May 1, 2000 to an unrelated oil and gas company for $7.15 million, subject to customary closing adjustments. Of the production for the second quarter of 2000, approximately 1.20 Mbbl of oil and 45.44 Mmcf were attributable to these properties. The gross proceeds from the sale reduced the Company's carrying cost of its full cost pool of oil and gas property and equipment.

Sale of Common Stock

         As discussed above under Bank Credit Facility, the Company sold 3,000,000 shares of its common stock at $1.10 per share to Bruce D. Benson, its Chairman of the Board, Chief Executive Officer and President on May 18, 2000.

Series C Preferred Stock

         At June 30, 2000, unpaid dividends on the Company's Series C Preferred Stock totaled $425,440. Under the terms of the Series C Convertible Preferred Stock, if dividends have not been paid in an amount equal to at least six quarterly dividends, the number of directors on the Company's Board is automatically increased by two and the holders of the Series C Convertible Preferred Stock are entitled to elect the two new directors. The Company is obligated to call a meeting of the holders of the Series C Preferred Stock for the purpose of electing those directors upon the written request of the holders of two-thirds of the outstanding shares of Series C Preferred Stock. Upon payment of the dividends arrearage, the size of the Board is reduced by two and the terms of the directors elected by the holders of the Series C Preferred Stock automatically terminate. On December 31, 1999, the dividend arrearages on the Series C Convertible Preferred Stock totaled six quarters and this right of the holders to elect two directors arose. At August 1, 2000, no written request from the holders of the Series C Preferred had been received by the Company but each preferred shareholder has been further apprised of these rights in the proxy materials distributed in connection with the August 8, 2000 annual stockholders meeting. At the August 8, 2000 annual stockholders meeting, the Series C Preferred stockholders elected Joseph A. Hutchinson and Charles D. Unruh to fill these two vacancies. No preferred stock dividends may be paid under the terms of the existing credit facility.

Results of Operations

Quarter Ended June 30, 2000

         The Company realized net income applicable to common shareholders of $16,058,170 ($.94 per common share) for the second quarter of 2000 compared to a loss applicable to common shareholders of $944,078 (($.06) per common share) for the second quarter of 1999. Included in net income for the second quarter of 2000 is an extraordinary gain resulting from the settlement of the ING credit facility in an amount of $16,292,093 ($.95 per common share).

         Sales of purchased gas less the related gas acquisition costs and gathering and transmission costs produced an operating profit of $43,645 for the second quarter of 2000 compared to an operating profit of $8,262 for the second quarter of 1999. No depreciation or amortization expense is included in these calculations.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended June 30, 2000 and June 30, 1999 are shown in the table below:

Net Oil and Gas Production and Sales Prices

                                                        Three months ended June 30
                                                        --------------------------
                                                 2000                                   1999
                                -----------------------------------       ------------------------------      Three months
                                                                                                                 ended
                                                                          Kansas and                           March 31,
                                Kansas          Colorado      Total       Oklahoma     Colorado     Total        2000
                                ------          --------      -----       ----------   --------     -----     -----------
Production
 Oil - mbbl                        .18             31.22        31.40          3.08       31.02      34.10        31.10
 Natural Gas - mmcf              17.56            474.22       491.78         31.88      602.81     634.69       552.80
 Total - mmcfe                   18.64            661.54       680.18         50.36      788.93     839.29       739.40

Weighted Average Prices
 Oil - $/bbl                     21.56             26.89        26.85         15.88       16.10      16.08        26.33
 Natural Gas - $/mcf              2.32              3.07         3.04          1.20        1.99       1.95         2.69

         The three months ended June 30, 2000 include the 60 Colorado wells sold to an unaffiliated oil and gas company for one month only. The three months ended June 30, 1999 include the Oklahoma wells in Logan, Noble and Kay Counties for one month only.

         The increase in production costs oil and gas from $693,019 for the second quarter of 1999 to $829,303 for the second quarter of 2000 is partially attributable to an increase of $55,393 in production taxes based upon the value of the Company's oil and gas sold. In addition, the Company has increased its remedial work on owned operated properties.

         The decrease in other operating costs from $48,914 for the second quarter of 1999 to $(699) for the second quarter of 2000 is the result of the closure of the Company's field offices during 1999.

         The provision for impairment of assets is a $170,000 impairment of the value of the Company's Texas land held for resale. The impairment is based upon a contract the Company has signed to sell the land for $150,000 less estimated closing costs of $20,000. If the sale is consummated, closing would occur late in the third quarter of 2000 or early in the fourth quarter of 2000.

         The decrease in general and administrative expenses from $661,207 for the second quarter of 1999 to $486,969 for the second quarter of 2000 is largely attributable to a reduction in personnel costs.

         Interest expense for the second quarter of 2000 includes $43,279 due BMG for the period May 18, 2000 through June 30, 2000 and $507,280 accrued on the ING credit facility loan for the period April 1, 2000 through May 17, 2000. The unpaid interest due ING was eliminated in the ING credit facility settlement (see Footnote G - Extraordinary Items to the Financial Statements). Going forward, interest accrues on the $4 million interim borrowings from BMG at 9% per annum, compounded quarterly, and all interest would be due on May 17, 2001. Interest expense for the second quarter of 1999 was based upon the terms of the ING credit facility and totaled $583,502.

         Other income of $155,436 for the second quarter of 2000 is comprised of a one time production tax refund relating to the years 1998 and 1999.

Extraordinary Item

         As more fully described in Footnotes E and G to the financial statements, the Company recorded $16,292,093 as an extraordinary gain resulting from the ING credit facility settlement. No income taxes have been provided on the gain since the Company will utilize tax loss carryforwards to offset taxes otherwise payable.

Six Months Ended June 30, 2000

         The Company realized net income applicable to common shareholders of $15,553,522 ($.95 per common share) for the first six months of 2000 compared to a net loss applicable to common shareholders of $2,127,441 (($.13) per common share) for the first six months of 1999. Included in net income for the six months ended June 30, 2000 is an extraordinary gain resulting from the settlement of the ING credit facility in an amount of $16,292,093 ($1.00 per common share).

         Sales of purchased gas less the related gas acquisition costs and transmission costs produced an operating profit of

$62,009 for the first six months of 2000 compared to an operating profit of $18,812 for the first six months of 1999. No depreciation or amortization expense is included in these calculations.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the six months ended June 30, 2000 and June 30, 1999 are shown in the table below:

Net Oil and Gas Production and Sales Prices

                                                        Six months ended June 30
                                                        ------------------------
                                               2000                                       1999
                                -----------------------------------          -------------------------------
                                                                             Kansas and
                                Kansas        Colorado        Total          Oklahoma    Colorado     Total
                                ------        --------        -----          ----------  --------     -----
Production
 Oil - mbbl                        .49           62.01          62.50           7.30       54.32      61.62
 Natural Gas - mmcf              35.96         1008.62        1044.58          60.01     1180.52    1240.53
 Total - mmcfe                   38.90         1380.68        1419.58         103.81     1506.44    1610.25

Weighted Average Prices
 Oil - $/bbl                     22.09           26.63          26.60          14.07       13.77      13.80
 Natural Gas - $/mcf              1.93            2.89           2.86           1.50        1.79       1.78

         The six months ended June 30, 2000 include the 60 Colorado wells sold to an unaffiliated oil and gas company for four months only. The six months ended June 30, 1999 include the Oklahoma wells in Logan, Noble and Kay Counties for four months only.

         The increase in production costs - oil and gas from $1,282,851 for the six months ended June 30, 1999 to $1,529,870 for the six months ended June 30, 2000 is largely attributable to an increase of $132,539 in production taxes based upon the value of the Company's oil and gas sold. The Company has also increased its remedial work on owned operated properties.

         The decrease in other operating costs of $108,279 from the six months ended June 30, 1999 to the six months ended June 30, 2000 results from the closing of the Company's field offices during 1999.

         The six months ended June 30, 2000 contains a $170,000 impairment in value to the Texas land held for sale and is more fully described in Results of Operations - Three Months Ended June 30, 2000.

         The decrease in general and administrative expenses from $1,336,034 for the six months ended June 30, 1999 to $945,356 for the first six months of 2000 is largely attributable to reduced personnel costs.

         Interest expense of $1,163,692 for the six months ended June 30, 1999 all related to the ING credit facility. Interest expense of $1,484,610 for the six months ended June 30, 2000 consists of $43,279 due BMG for the period May 18, 2000 through June 30, 2000 and $1,441,331 accrued on the ING credit facility at the default interest rate. Any unpaid interest due ING was eliminated in the ING credit facility settlement (see Footnote G - Extraordinary Items to the Financial Statements).

         The $155,437 one time production tax refund included in the $143,561 of other income for the six month period ended June 30, 2000 is more fully described in Results of Operations - Three Months Ended June 30, 2000.

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

         Need for Additional Financing. The settlement of the Company's obligations to ING used substantially all of its available cash. The Company is obligated to drill 20 commitment wells under the Exploration Agreement with UPR prior to December 1, 2000, of which 14 had been drilled as of June 30, 2000. In addition, the Company is obligated to use its best efforts to prepay the $4 million bridge financing provided by BMG as soon as possible. In order to meet these obligations and to further develop its existing properties, the Company will need to obtain a credit facility from a bank or other lender. Management believes that the Company's stronger financial position resulting from the settlement of the ING loan will enable it to obtain such a credit facility but there can be no assurance that it will be able to do so.

         Reserve Estimates. The Company's estimates of proved reserves of oil and gas and future net cash flows therefrom are based on various assumptions and interpretations and, therefore, are inherently imprecise. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may be subject to revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating costs and other factors. Revisions in reserve estimates can affect the Company in various ways, including changes in the borrowing base under loan agreements, changes in depreciation, depletion and amortization expense and, in the case of reductions in reserve estimates, the need to create a provision for impairment of its oil and gas assets.

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

         Availability of Services and Materials. The Company's expanded operations will require significantly higher levels of third-party services and materials. Such services and materials have at times been scarce and the unavailability of a sufficient number of drilling rigs or other goods or services could impede the Company's ability to achieve its objectives and significantly increase the costs of its operations. In addition, the Company has experienced increased costs for such services and materials and may continue to do so in the future. Such increased costs could have an adverse effect on the Company's results of operations, reserve estimates and financial condition.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         No report required.

Item 2.  Changes in Securities.

         On May 18, 2000 the Company sold 3,000,000 shares of its common stock for $1.10 per share to Bruce D. Benson, its Chairman of the Board, Chief Executive Officer and President. This transaction was effected in reliance on the exemption afforded by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

         At May 17, 2000, the Company was in default under its Credit Agreement with ING (U.S.) Capital LLC. The amount outstanding at May 17, 2000 is $31,250,000 of principal and $2,729,789 of unpaid interest. On May 18, 2000, the Company settled its obligations to ING as more fully described in Part I. Item 2 of this report and is no longer in default under any loan agreement.

         At December 31, 1999, cash dividends on the Company's Series C Convertible Preferred Stock were unpaid for six quarters. Pursuant to the terms under which the Series C Preferred Stock was issued, the number of directors on the Company's board automatically increased by two on that date and the holders of the Series C Convertible Preferred Stock are entitled to elect the two new directors. At the August 8, 2000 annual stockholders meeting, the Series C Preferred stockholders elected Joseph A. Hutchinson and Charles D. Unruh to fill these two vacancies. Dividends have not been declared or paid since the second quarter of 1998. Unpaid dividends from July 1, 1998 through August 1, 2000 approximate $443,167. The Series C Convertible Preferred Stock is not registered stock.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No report required.

Item 5.  Other Information.

         No report required.

Item 6.  Exhibits and Reports on Form 8-K.

         A. Exhibits:

         27.1 Financial Data Schedule.

         B. Reports on Form 8-K.

            Form 8-K with a report date of May 18, 2000 was filed June 2, 2000 reporting the settlement of the Company's debt obligations to ING (U.S.) Capital LLC. Financial statements included were (i) unaudited pro forma consolidated balance sheet as of March 31, 2000; (ii) unaudited pro forma consolidated statements of operations for the year ended December 31, 1999 and the three months ended March 31, 2000; and (iii) notes to unaudited pro forma consolidated financial statements.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNITED STATES EXPLORATION, INC.


Date: August 11, 2000                By:  /s/ Bruce D. Benson
                                          -------------------------------------
                                          Bruce D. Benson, President,
                                          Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)

Date: August 11, 2000                By:   /s/ F. Michael Murphy
                                          -------------------------------------
                                          F. Michael Murphy, Vice President,
                                          Secretary and Chief Financial Officer
                                          (Principal Financial Officer)

                                  INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
27.1           Financial Data Schedule