Form 10QSB
period 2000-09-30
UNITED STATES EXPLORATION INC
filed 2000-11-01
CIK 847074

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------
                                       OR

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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class of Stock                              Amount Outstanding
------------------------------                 -----------------------------
Common Stock, $.0001 par value                 18,620,631 shares outstanding
                                                   at October 20, 2000

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                             ADDITIONAL INFORMATION

         Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). You may read and copy any reports and other information filed by the Company with the Commission at the Public Reference Room of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549. Information concerning the operation of the public reference room may be obtained by calling the Commission at 1-800-SEC-0330. The Company's public filings are also available from commercial document retrieval services and at the Internet web site maintained by the Commission at http://www.sec.gov.

                           FORWARD LOOKING STATEMENTS

         See "Special Note Regarding Forward Looking Statements" at the end of "Part I, Item 2. Management's Discussion and Analysis or Plan of Operation" for cautionary statements concerning forward looking information contained in this Report.

                         UNITED STATES EXPLORATION, INC.


                                      Index

                                                                             Page
                                                                             ----
Part I - FINANCIAL INFORMATION

         Item 1 Financial Statements ........................................  4
         Item 2 Management's Discussion and Analysis or Plan of Operation ... 12

Part II - OTHER INFORMATION ................................................. 20

SIGNATURES .................................................................. 23

EXHIBIT INDEX ............................................................... 24

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      September 30,       December 31,
                                                           2000               1999
                                                      -------------       ------------
                                     ASSETS
CURRENT ASSETS
  Cash & cash equivalents                              $   533,393        $ 3,096,691
  Accounts receivable                                    2,232,685          1,308,015
  Due from related parties                                  16,528             41,764
  Inventory                                                  6,387              2,792
  Prepaid expenses & deposits                               61,243             64,717
                                                       -----------        -----------

      Total current assets                               2,850,236          4,513,979

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment                    18,121,834         24,720,045
  Natural gas gathering systems                            959,602            949,229
  Other equipment and leasehold improvements               264,921            313,661
                                                       -----------        -----------
                                                        19,346,357         25,982,935

OTHER ASSETS
  Land held for resale                                     130,000            300,000
  Pipeline lease, less accumulated amortization
   of $336,807 at September 30, 2000 and
   of $298,915 at December 31, 1999                        370,502            408,393
  Loan costs, less accumulated
   amortization of $1,273 at September 30, 2000
   and $116,208 at December 31, 1999                        39,793            357,563
                                                       -----------        -----------
                                                           540,295          1,065,956
                                                       -----------        -----------
    Total assets                                       $22,736,888        $31,562,870
                                                       ===========        ===========

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                                         2000                  1999
                                                                                     -------------         -------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                                    $  3,106,986         $  2,885,830
  Accrued liabilities                                                                      215,982              260,265
  Due related parties                                                                       17,027               14,878
  Note payable-Bank                                                                              0           31,250,000
  Accrued Interest                                                                          29,167            1,288,458
                                                                                      ------------         ------------

  Total current liabilities                                                              3,369,162           35,699,431

NON CURRENT LIABILITIES
  Note payable-Bank                                                                      4,000,000                    0

STOCKHOLDERS' EQUITY
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares issued and outstanding Series C Cumulative
    Convertible-443,166 shares at September 30, 2000 and December 31, 1999
    (liquidation preference of $3,137,616 and $2,978,076 at September 30, 2000
    and December 31,1999 respectively)                                                   2,658,996            2,658,996
  Common stock-$.0001 par value
    Authorized-500,000,000 shares
    issued and Outstanding-18,620,631 shares at
    September 30, 2000 and 15,591,831 shares
    at December 31, 1999 respectively                                                        1,861                1,559
  Capital in excess of par                                                              36,226,740           32,901,042
  Accumulated deficit                                                                  (23,519,871)         (39,698,158)
                                                                                      ------------         ------------

  Total stockholders' equity (deficit)                                                  15,367,726           (4,136,561)
                                                                                      ------------         ------------

Total liabilities & stockholders' equity (deficit)                                    $ 22,736,888         $ 31,562,870
                                                                                      ============         ============

The accompanying notes are an integral part of these statements.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS        THREE MONTHS        NINE MONTHS         NINE MONTHS
                                                           ENDED               ENDED               ENDED               ENDED
                                                     SEPTEMBER 30, 2000  SEPTEMBER 30, 1999  SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                     ------------------  ------------------  ------------------  ------------------
REVENUES
   Sale of purchased gas                             $          442,056  $          263,821  $        1,092,293  $          664,792
   Sale of company produced oil and gas                       2,375,426           1,765,625           7,020,905           4,820,186
   Contracting and operating fees                                15,231              12,303              44,314              41,889
                                                     ------------------  ------------------  ------------------  ------------------
                                                              2,832,713           2,041,749           8,157,512           5,526,867
COSTS & EXPENSES
   Gas acquistion costs                                         254,962             151,280             638,918             358,938
   Gathering & transmission costs                               140,715             103,273             344,988             277,774
   Production costs-oil and gas                                 705,297             647,935           2,235,167           1,930,786
   Other operating costs                                           (280)              8,300              (1,020)            115,839
   Depletion, depreciation, and amortization                    616,333             507,433           2,019,852           1,781,823
   Provision for impairment of assets                                 0                   0             170,000                   0
   General and administrative expenses                          485,202             490,627           1,430,559           1,826,659
                                                     ------------------  ------------------  ------------------  ------------------
                                                              2,202,229           1,908,848           6,838,464           6,291,819

   Earnings (loss) from operations                              630,484             132,901           1,319,048            (764,952)

OTHER INCOME (EXPENSE)
   Interest income                                                    5              13,322              20,280              51,319
   Interest expense                                             (90,226)           (607,219)         (1,574,837)         (1,770,911)
   Other                                                        (21,856)             (2,050)            121,705                 418
                                                     ------------------  ------------------  ------------------  ------------------
                                                               (112,077)           (595,947)         (1,432,852)         (1,719,174)
                                                     ------------------  ------------------  ------------------  ------------------
   Income (loss) before extraordinary item                      518,407            (463,046)           (113,804)         (2,484,126)
                                                     ------------------  ------------------  ------------------  ------------------
   Income from Debt Relief                                            0                   0          16,292,093                   0
                                                     ------------------  ------------------  ------------------  ------------------
           NET INCOME (LOSS)                                    518,407            (463,046)         16,178,289          (2,484,126)
                                                     ------------------  ------------------  ------------------  ------------------

Preferred stock dividends attributable to period                (53,180)            (53,180)           (159,540)           (159,540)
                                                     ------------------  ------------------  ------------------  ------------------

Net income (loss) applicable to common stockholders             465,227            (516,226)         16,018,749          (2,643,666)
                                                     ------------------  ------------------  ------------------  ------------------
Earnings per common share:

Income (loss) before extraordinary item                           $0.02              ($0.03)             ($0.02)             ($0.17)

Extraordinary gain on extinguishment of debt                      $0.00               $0.00               $0.95               $0.00
                                                     ------------------  ------------------  ------------------  ------------------

Net income (loss) per common share                                $0.02              ($0.03)              $0.93              ($0.17)
                                                     ------------------  ------------------  ------------------  ------------------

Weighted average common shares outstanding                   18,620,631          15,591,831          17,115,136          15,591,831
                                                     ==================  ==================  ==================  ==================

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         UNITED STATES EXPLORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Nine Months Ended     Nine Months Ended
                                                                                   September 30, 2000    September 30, 1999
                                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATIONS
          Net Income (Loss)                                                           $ 16,178,289         $ (2,484,126)

          Adjustments to reconcile net earnings (loss) to net cash provided by
          (used in) operating activities:
            Depreciation, depletion and amortization                                     2,019,852            1,781,823
            Provision for impairment of assets                                             170,000                    0
            Loss on sale of assets                                                          35,967                6,810
            Decrease (increase) in accounts receivable (net)                              (924,670)             911,795
            Decrease (increase) in due from related parties                                 25,236              (26,818)
            Decrease (increase) in inventory                                                (3,595)               7,261
            Decrease in prepaid expenses                                                     3,474              694,512
            Increase (decrease) in accounts payable
              and accrued expenses                                                      (1,082,418)             439,816
            Increase (decrease) in due to related parties                                    2,149              (36,787)
            Stock issued as compensation                                                    36,000               24,000
            Extraordinary gain on extinguishment on
              debt - non cash                                                          (13,919,542)                   0
                                                                                      ------------         ------------
          Net cash provided by operating activities                                      2,540,742            1,318,286

CASH FLOWS FROM INVESTING ACTIVITIES
            Capital expenditures                                                        (2,523,474)          (2,709,618)
            Proceeds from sale of properties and equip                                   7,188,500            2,607,800
                                                                                      ------------         ------------
          Net cash provided by investing activities                                      4,665,026             (101,818)

CASH FLOWS FROM FINANCING ACTIVITIES
            Repayment of Notes Payable                                                 (21,000,000)          (3,350,000)
            Proceeds from Debt (Net of loan costs)                                       7,940,934            2,700,000
            Common Stock issued (net of issuance costs)                                  3,290,000                    0
                                                                                      ------------         ------------
          Net Cash used in  Financing Activities                                        (9,769,066)            (650,000)

Net increase (decrease) in cash and cash equivalents                                    (2,563,298)             566,468

Cash and cash equivalents-beginning of period                                            3,096,691            1,000,661
                                                                                      ------------         ------------
Cash and cash equivalents-end of period                                               $    533,393         $  1,567,129
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

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - COMPANY HISTORY AND NATURE OF OPERATIONS

History and Operations

United States Exploration, Inc. (the "Company") was incorporated on January 9, 1989. The Company operates as a producer of oil and gas and as an operator of gas gathering systems. The Company's operations are currently located in northeast Colorado and southeast Kansas. The Company's properties in Oklahoma were sold in three separate transactions during January and May of 1999.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly owned subsidiary Producers Service Incorporated. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE B - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals except for the extraordinary item described in Notes E and G. The results of operations for the three months ended September 30, 2000 and for the nine months ended September 30, 2000 are not indicative of the results to be expected for the year.

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

NOTE C - INCOME OR LOSS PER COMMON SHARE

Basic income or loss per share is computed by dividing net income or loss applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock were converted into common stock. Basic and diluted income or loss per share are the same for all periods presented as the exercise of stock options and the conversion of preferred stock would have an anti-dilutive effect on the net loss or net income from continuing operations applicable to common shareholders.

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

               2000          $   177,804
               2001              177,804
               2002              177,804
               2003              219,150
               2004              232,932
               Thereafter        757,029
                             -----------
                             $ 1,742,523
                             ===========

The Company has committed to drill 20 wells by November 30, 2000 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company (UPR). At October 20, 2000 17 wells have been drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled or commenced by November 30, 2000 will be due UPR.

NOTE E - CREDIT AGREEMENTS

In connection with the acquisition of the UPR properties, the Company entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the Credit Agreement). At September 30, 1999, the Company was in default under the Credit Agreement and the bank subsequently accelerated the loan. On May 18, 2000, the Company settled all of its obligations to ING for $17,000,000. The Company is no longer in default under any loan or credit agreement.

The funds for the ING settlement were obtained from several sources. First, the Company sold its interest in 60 wells and associated undeveloped acreage in the Wattenburg Field of Northeastern Colorado to an unaffiliated oil and gas company for approximately $7.15 million, subject to customary adjustments. Second, the Company sold 3,000,000 shares of its common stock to Bruce D. Benson, its Chairman, Chief Executive Officer and President, for $1.10 per share, or a total of $3.3 million. Third, Benson Mineral Group, Inc. ("BMG"), a private company owned by Mr. Benson, provided $4 million in debt financing. BMG paid that amount directly to ING in return for the note, credit agreement and related security documents entered into in connection with the ING loan. The Company entered into an amendment to the note and credit agreement that reduced the outstanding principal balance of the note to $4 million, forgave all interest and fees accruing prior to the date of the amendment, provided for interest on the reduced principal amount of the note at 9% per annum and required the Company to pay the note and accrued interest in a lump sum not later than May 17, 2001. The Company agreed to use its best efforts to refinance or otherwise prepay the note prior to that date. The balance of the payment to ING was made with existing Company funds.

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the original amount of $6 million, which may be increased up to $10 million based on subsequent borrowing base determinations by the lender. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. At September 30, 2000, the Company had drawn $4 million on the loan to repay the interim debt financing provided by BMG in connection with the ING settlement.

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

NOTE G - EXTRAORDINARY ITEM

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
                                                           ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         The Company's financial condition and results of operations have improved dramatically as a result of the favorable settlement of its obligations to its former lender and increased oil and gas prices. At September 30, 1999, the Company had a stockholders deficit of $2,565,886 and no borrowing ability. At September 30, 2000, the Company had stockholders equity of $15,367,726 and $2,000,000 available under its credit facility. In the nine months ended September 30, 1999, the Company sold its Colorado oil for an average price of $15.42 per barrel and its Colorado gas for an average price of $1.99 per mcf. In the nine months ended September 30, 2000, the comparable numbers were $27.67 for oil and $3.14 for gas.

         These improvements have allowed the Company to proceed with the development of its oil and gas properties in Colorado and Kansas. Cash flow from operations and available borrowings under a new credit agreement are expected to be adequate to allow the Company to complete the development of its properties. In addition, the Company has entered into a drilling agreement with an independent oil and gas company that will result in the drilling of wells on its Colorado properties that the Company probably would not drill itself, further increasing reserves.

         The Company's cash flow and the quantity and value of its oil and gas reserves are directly and immediately affected by changing oil and gas prices. Oil and gas prices are currently high. However, at year end 1998, the Company was required to write down its oil and gas properties by $15,206,978, wiping out its shareholders' equity, primarily because reduced oil and gas prices resulted in lower estimated economically recoverable reserves. Generally accepted accounting principles did not allow us to write the properties back up when oil and gas prices recovered. This write-down and its effects on our stockholders equity and earnings are illustrative of the effect that changing market conditions can have on the financial condition and results of operations of an oil and gas company, even though there has been no change in its underlying assets and operations.

         As a result of the losses experienced by the Company in recent periods and defaults under our former loan agreement (which have since been settled as described below), our auditors included a "going concern" qualification in their opinions on our 1999 and 1998 financial statements.

Liquidity and Capital Resources

Bank Credit Facility

         On August 25, 2000, we entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the original amount of $6,000,000, which may be increased up to $10,000,000 based on subsequent borrowing base determinations by the lender. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. The interest rate for August and September was 8.75% per annum. At September 30, 2000, the Company has borrowed $4,000,000 to repay the interim debt financing provided by Benson Mineral Group, Inc. See Note E to Financial Statements. The borrowing base is to be redetermined as of December 1, 2000 and each April 1 and October 1 thereafter. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined) of 2.5 to 1.

Capital Expenditures

         Capital expenditures were $1,543,077 for the third quarter of 2000.

         Under the Exploration Agreement with UPR, we have an obligation to drill 20 commitment wells prior to December 1, 2000. As of October 20, 2000, 17 of these wells had been drilled. If the remaining wells are not drilled by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not drilled.

         Our Colorado development plan for the last half of this year includes 16 recompletions in different formations in existing wellbores and the drilling of one new well. At September 30, 2000, nine of the recompletions had been accomplished. We have also recently agreed to participate with other oil and gas operators in the drilling of seven new wells plus six recompletions in existing wellbores.

         Our Kansas development plan for the remainder of the year includes obtaining new leases, drilling or recompletion activity and continued efforts to negotiate agreements to purchase gas from others.

         We previously announced a second drilling program with a third party whereby the third party could drill up to 62 wells at no cost to us and we would own approximately 20% of each well drilled. These are wells which we had no plans to drill ourselves. Of the 62 wells, 25 could be counted to satisfy the remaining three wells in the 20-well commitment to be drilled prior to December 1, 2000 under the Exploration Agreement with UPR or could be credited against the 20 commitment wells in our next yearly option period which begins December 1, 2000 if we can and do elect to exercise the option. There can be no assurance that the third party will drill wells that count against our commitment under the Exploration Agreement or, if they do, that such wells will be drilled within the time periods established by the Exploration Agreement. At October 20, 2000, five producing wells have been drilled under this second program, none of which qualify under the UPR Exploration Agreement. In the same announcement we reported that a prior 20 well drilling program with the same third party had 18 wells completed as producers with two wells yet to be drilled and that the 18 wells increased the reserves attributable to our interest by 1.3 Bcfe.

Cash Balances and Cash Flow

         As of October 18, 2000 the Company had cash and cash equivalents of approximately $500,000. Higher commodity prices and the continuing implementation of cost reduction measures allow us to project positive cash flow before capital spending for the remainder of the year. Our projected capital spending will require additional borrowings from Bank of Oklahoma under our credit facility. However, there can be no assurance that prices will remain at current levels and that cash flow will remain positive.

Property Sales

         The sale of the Company's Texas land held for resale at an amount of $150,000 less customary closing costs is expected to close in the fourth quarter of 2000.

Series C Preferred Stock

         At September 30, 2000, unpaid dividends on the Company's Series C Preferred Stock totaled $478,620. Under the terms of the Series C Convertible Preferred Stock, if dividends have not been paid in an amount equal to at least six quarterly dividends, the number of directors on the Company's Board is automatically increased by two and the holders of the Series C Convertible Preferred Stock are entitled to elect the two new directors. Upon payment of the dividends arrearage, the size of the Board is reduced by two and the terms of directors elected by the holders of the Series C Preferred Stock automatically terminate. On December 31, 1999, the dividend arrerages on the Series C Convertible Preferred Stock totaled six quarters and this right of the holders to elect two directors arose. At the August 8, 2000 annual stockholders meeting, the Series C Preferred stockholders elected Joseph A. Hutchinson and Charles D. Unruh to fill these two vacancies.

         No preferred stock cash dividends may be paid under the terms of the Bank of Oklahoma credit agreement. In the event preferred stock dividends have not been paid on the Series C Preferred Stock for three successive years, the Company, to the extent legally possible, is required to pay all dividends in arrears in common stock of the Company, subject to prior permission of the holders of the Series C Preferred Stock, which consent may not be withheld for more than 180 consecutive days. Dividends will be in arrears on the Series C Preferred Stock for three successive years on June 30, 2001.

         Under the terms of the Series C Preferred Stock, certain issuances of common stock or options to purchase common stock require a recalculation of the number of common shares to be issued upon conversion of Series C Preferred. The Company has made these recalculations because of common stock issued and options granted in May 2000. Each Series C Preferred share is now convertible into
2.23048 shares of common stock instead of the original conversion number of two shares of common stock for each share of Series C Preferred.

Results of Operations

Quarter Ended September 30, 2000

         The Company realized net income applicable to common shareholders of $465,227 ($.02 per common share) for the third quarter of 2000 compared to a loss applicable to common shareholders of $516,226 ($.03 per common share) for the third quarter of 1999.

         Sales of purchased gas less the related gas acquisition costs and gathering and transmission costs produced an operating profit from the resale of purchased gas of $46,379 for the third quarter of 2000 compared to an operating profit of $9,268 for the third quarter of 1999. No depreciation or amortization expense is included in these calculations.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended September 30, 2000 and September 30, 1999 are shown in the table below:

Net Oil and Gas Production and Sales Prices


                                                      Three months ended September 30
                                -----------------------------------------------------------------------------     Three months
                                               2000                                       1999                       ended
                                -----------------------------------       -----------------------------------       June 30,
                                 Kansas       Colorado       Total        Kansas        Colorado       Total          2000
                                 ------       --------       -----        ------        --------       ------     ------------
Production
 Oil - mbbl                         .16         27.40         27.56         (.40)         22.71         22.31         31.40
 Natural Gas - mmcf               18.22        398.18        416.40        23.00         535.66        558.66        491.78
 Total - mmcfe                    19.18        562.58        581.76        20.60         671.92        692.52        680.18

Weighted Average Prices
 Oil - $/bbl                      21.63         30.02         29.97        15.98          19.39         19.45         26.85
 Natural Gas - $/mcf               2.51          3.78          3.72         1.61           2.42          2.38          3.04

         The increase in production costs - oil and gas from $647,935 for the third quarter of 1999 to $705,297 for the third quarter of 2000 is attributable to an increase of $59,246 in production taxes based upon the value of the Company's oil and gas sold.

         General and administrative expenses of $490,627 for the third quarter of 1999 are comparable to the $485,202 for the third quarter of 2000.

         Interest expense for the third quarter of 2000 in the amount of $90,226 represents 9% per annum on the $4,000,000 interim financing provided by Benson Mineral Group, Inc. for the period July 1, 2000 through August 24, 2000 ($54,254) plus 8.75% per annum on $4,000,000 of borrowings under the Bank of Oklahoma credit facility for the period August 25, 2000 through September 30,

2000 ($35,972). Interest expense for the third quarter of 1999 was based upon the terms of the ING credit facility and totaled $607,219.

Nine Months Ended September 30, 2000

         The Company realized net income applicable to common shareholders of $16,018,749 ($.93 per common share) for the first nine months of 2000 compared to a net loss applicable to common shareholders of $2,643,666 ($.17 per common share) for the first nine months of 1999. Included in net income for the nine months ended September 30, 2000 is an extraordinary gain resulting from the settlement of the ING credit facility in an amount of $16,292,093 ($.95 per common share).

         Before the extraordinary gain related to the loan settlement, the Company had a net loss of $113,804 for the nine months ended September 30, 2000, compared to a net loss of $2,484,126 for the same period in 1999. The 2000 loss reflects interest expense of $1,574,837, of which $1,441,331 (approximately $.07 per common share) consists of interest accrued at the default rate on the Company's former loan prior to the settlement in May 2000. Although that accrued interest was extinguished in the settlement, it is still required to be recognized as interest expense and therefore reduces net income for 2000.

         Sales of purchased gas less the related gas acquisition costs and transmission costs produced an operating profit from the resale of purchased gas of $108,387 for the first nine months of 2000 compared to an operating profit of $28,080 for the first nine months of 1999. No depreciation or amortization expense is included in these calculations.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the nine months ended September 30, 2000 and September 30, 1999 are shown in the table below:

Net Oil and Gas Production and Sales Prices


                                                          Nine months ended September 30
                              ---------------------------------------------------------------------------------------
                                              2000                                              1999
                              ---------------------------------------       -----------------------------------------
                                                                            Kansas and
                              Kansas        Colorado           Total         Oklahoma         Colorado         Total
                              ------        --------          -------       ----------        --------        -------
Production
 Oil - mbbl                      .65          89.41             90.06           6.90             77.03          83.93
 Natural Gas - mmcf            54.18        1406.86(1)        1461.04          83.01(1)        1716.18        1799.19
 Total - mmcfe                 58.08        1943.32           2001.40         124.41           2178.36        2302.77

Weighted Average Prices
 Oil - $/bbl                   21.99          27.67             27.63          13.96             15.42          15.30

 Natural Gas - $/mcf            2.13           3.14              3.10           1.53              1.99           1.97

         (1) Production for the nine months ended September 30, 2000 includes the 60 Colorado wells sold to an unaffiliated oil and gas company effective May 1, 2000 for four months only. Production for the nine months ended September 30, 1999 include the Oklahoma wells in Logan, Noble and Kay Counties for four months only.

         The increase in production costs - oil and gas from $1,930,786 for the nine months ended September 30, 1999 to $2,235,167 for the nine months ended September 30, 2000 is largely attributable to an increase of $191,956 in production taxes based upon the value of the Company's oil and gas sold. The Company has also increased its remedial work on operated properties.

         The decrease in other operating costs of $116,859 from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 results from the closing of the Company's field offices during 1999.

         The nine months ended September 30, 2000 contains a $170,000 impairment in value to the Texas land held for sale. This impairment is based upon a contract to sell the land for $150,000 less customary closing costs. The transaction is scheduled to close in the fourth quarter of 2000.

         The decrease in general and administrative expenses from $1,826,659 for the nine months ended September 30, 1999 to $1,430,559 for the first nine months of 2000 is largely attributable to reduced personnel costs.

         Interest expense of $1,770,911 for the nine months ended September 30, 1999 all related to the ING credit facility. Interest expense of $1,574,837 for the nine months ended September 30, 2000 consists of $1,441,331 accrued on the ING credit facility at the default interest rate for the period January 1, 2000 through May 17, 2000, $97,533 paid to BMG for the period May 18, 2000 through August 24, 2000 and $35,973 paid to Bank of Oklahoma for the period August 25, 2000 through September 30, 2000. Any unpaid interest due ING was eliminated in the ING credit facility settlement (see Footnote G - Extraordinary Items to the Financial Statements).

         Other income or expense for the nine months ended September 30, 2000 includes a $155,437 one time production tax refund relating to 1998 and 1999 and losses from dispositions of a vehicle, office furniture and outdated computer hardware and software.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Portions of this Report contain "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's need for and potential sources of capital, oil and gas reserves, future revenues and results of operations, plans for future development operations and plans for dealing with third parties, and are identified by words such as "anticipates," "plans," "expects," "intends", "projects" and "estimates." Factors that could cause actual results to differ materially from these contemplated by such forward-looking statements include, among others, the following:

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

         Availability of Services and Materials. The Company's current development program requires significantly higher levels of third-party services and materials. Such services and materials have been scarce in recent months due to increased oil and gas activity. The unavailability of a sufficient number of drilling rigs or other goods or services could impede the Company's ability to achieve its objectives and significantly increase the costs of its operations. In addition, the Company has experienced increased costs for such services and materials and may continue to do so in the future. Such increased costs could have an adverse effect on the Company's results of operations, reserve estimates and financial condition.

         Additional Financing. The Company's borrowing base under its credit facility with Bank of Oklahoma is currently $6,000,000. The borrowing base will be redetermined as of December 1, 2000 and the maximum borrowing base is $10,000,000. Although management believes that, based on current oil and gas prices, the Company's proved reserves can support a borrowing base of $10,000,000, there can be no assurance that the Company's lender will increase the borrowing base or that future declines in oil and gas prices will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         No report required.

Item 2.  Changes in Securities and Use of Proceeds.

         The Company's loan agreement with Bank of Oklahoma, N.A., which was entered into on August 25, 2000, prohibits the payment of dividends on its capital stock without the lender's consent.

         As a result of the operation of the conversion rate adjustment provisions of the Company's outstanding Series C Convertible Preferred Stock, each share of Series C Convertible Preferred Stock is now convertible into
2.23048 shares of Common stock. At September 30, 2000 there were 443,166 shares of Series C Convertible Preferred Stock outstanding.

Item 3.  Defaults Upon Senior Securities.

         At December 31, 1999, cash dividends on the Company's Series C Convertible Preferred Stock were unpaid for six quarters. Pursuant to the terms of the Series C Preferred Stock, the number of directors on the Company's board automatically increased by two on that date and the holders of the Series C Convertible Preferred Stock were entitled to elect the two new directors. At the August 8, 2000 Annual Meeting of Shareholders, the Series C Preferred shareholders elected Joseph A. Hutchinson and Charles D. Unruh to fill these vacancies. Dividends have not been declared or paid since the second quarter of 1998. Unpaid dividends from July 1, 1998 through September 30, 2000 are $478,620. If the dividends on the Series C Convertible Preferred Stock remain unpaid for three years, the Company is required to pay the accrued dividends in shares of its Common Stock, if legally permissible, and subject to the consent of the holders of the Series C Preferred Stock, which consent cannot be withheld for more than 180 days. The Series C Convertible Preferred Stock is not registered under Section 12 of the Securities Exchange Act of 1934.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the August 8, 2000 annual meeting of the holders of the Company's Common Stock, the matters voted on and the voting results were as follows:

                      Proposition 1 - Election of Directors

                                            Withheld
                              For          Authority      Abstain
                           ----------      ---------      -------
Bruce D. Benson            10,672,762        5,370         33,450
Thomas W. Gamel            10,677,782          350         33,450
Richard L. Robinson        10,677,782          350         33,450
Robert J. Malone           10,677,782          350         33,450

       Proposition 2 - Ratify Appointment of Ernst & Young LLP as Auditors

                     Withheld
   For               Authority         Abstain
----------           ---------         -------
10,710,692              370              520

         On August 8, 2000, the Company also held a meeting of the holders of its Series C Convertible Preferred Stock to elect the two directors that they are entitled to elect as a result of existing dividend arrearages. The results of that election were as follows:

          Election of Two Directors by Series C Preferred Shareholders

                              For      Against
                            -------    -------
Joseph A. Hutchinson        301,167      0
Charles D. Unruh            301,167      0


         Joseph A. Hutchinson, 54, has been a private investor for the last 16 years.

         Charles D. Unruh, 47, is Chairman of the Board of The Oklahoma Petroleum Worker's Compensation Association, an insurance mutual fund, and has served in that capacity for the past five years. For more than the past five years, Mr. Unruh has also been President of various Oklahoma oilfield corporations, including Turner Tank Trucks, Inc., Oklahoma Liquid Resources and Ruh Oil Company.

Item 5.  Other Information.

         No report required.

Item 6.  Exhibits and Reports on Form 8-K.

         A. Exhibits:

         27.1 Financial Data Schedule.

         B. Reports on Form 8-K.

         Form 8-K with a report date of July 13, 2000 was filed July 19, 2000 reporting under Item 5 a 2000 Development Agreement between United States Exploration, Inc. and Petroleum Development Corporation dated June 30, 2000.

         Form 8-K with a report date of August 25, 2000 was filed September 5, 2000 reporting under Item 5 a new Credit Agreement dated August 25, 2000 by and between United States Exploration, Inc. and Bank of Oklahoma, N.A.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED STATES EXPLORATION, INC.


Date: November 1, 2000                 By:    /s/ Bruce D. Benson
                                          -------------------------------------
                                          Bruce D. Benson, President,
                                          Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)

Date: November 1, 2000                 By:   /s/ F. Michael Murphy
                                          -------------------------------------
                                          F. Michael Murphy, Vice President,
                                          Secretary and Chief Financial Officer
                                          (Principal Financial Officer)

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 27.1             Financial Data Schedule