Form 10KSB
period 2000-12-31
UNITED STATES EXPLORATION INC
filed 2001-04-11
CIK 847074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 2000

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from            to
                                        ----------    -----------

                         Commission file number        1-13513

                         UNITED STATES EXPLORATION, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Colorado                                             84-1120323
------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


1560 Broadway, Suite 1900, Denver, Colorado                     80202
-------------------------------------------                   ----------
(Address of principal executive offices)                      (Zip Code)

                                 (303) 863-3550
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:


      Title of each class              Name of each exchange on which registered

Common Shares, $.0001 par value               The American Stock Exchange
-------------------------------               ---------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None
                                ----------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
      -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $12,759,940.

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 16, 2001, was approximately $17,178,354 based upon the last reported sale of the registrant's Common Shares on that date.

The total number of Common Shares outstanding as of March 16, 2001 was 18,674,485.

Transitional Small Business Disclosure Format (check one): Yes        No    X
                                                                -----     -----

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                TABLE OF CONTENTS

PART I                                                                                         PAGE

         Items 1 and 2.     Description of Business and Properties                                1

         Item 3.            Legal Proceedings                                                    10

         Item 4.            Submission of Matters to a Vote of
                            Security Holders                                                     10

PART II

         Item 5.            Market for Common Equity and Related
                            Stockholder Matters                                                  10

         Item 6.            Management's Discussion and Analysis or
                            Plan of Operation                                                    12

         Item 7.            Financial Statements                                                 20

         Item 8.            Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure                               20

PART III

         Item 9.            Directors, Executive Officers, Promoters and
                            Control Persons; Compliance With Section
                            16(a) of the Exchange Act                                            21

         Item 10.           Executive Compensation                                               24

         Item 11.           Security Ownership of Certain Beneficial                             27
                            Owners and Management

         Item 12.           Certain Relationships and Related Transactions                       30

         Item 13.           Exhibits and Reports on Form 8-K                                     30

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

                           FORWARD-LOOKING STATEMENTS

         See "Special Note Regarding Forward-Looking Statements" at the end of "Item 6. Management's Discussion and Analysis or Plan of Operation" for cautionary statements concerning forward-looking information contained in this report.

ITEMS 1. AND 2.    DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

         United States Exploration, Inc. ("UXP" or the "Company") is an independent producer of oil and natural gas. Our principal oil and gas properties are located in the Wattenberg area of the Denver-Julesburg Basin in northeastern Colorado. We also hold smaller interests in Kansas and operate natural gas gathering systems located near certain of our Kansas properties. We are a Colorado corporation originally incorporated in 1989.

OIL AND GAS PRODUCTION

         Net oil and gas production (after royalties), average production costs and average sales prices for our products for the years ended December 31, 2000, 1999 and 1998 are shown in the table below:

                           NET OIL AND GAS PRODUCTION,
                    AVERAGE PRODUCTION COSTS AND SALES PRICES

                                   Net                                               Average Sales Price
                                Production                    Production          --------------------------
                        ----------------------------          Cost Per
                                                              Equivalent          Per Bb1            Per Mcf
Period                  Oil (Mbbl)         Gas(Mmcf)          Unit(1)             of Oil             of Gas
------                  ----------         ---------          -------             -------            -------
Year ended
December 31,
2000(2)                 132.2              1,955              $6.71               $29.30             $3.64

Year ended
December 31,
1999(2)                 107.6              2,471               5.38                17.04              2.14

Year ended
December 31,
1998(3)                 140.1              1,650               6.76                13.07              1.71

----------
(1) Production cost per equivalent unit is calculated at the rate of 6 Mcf of natural gas per Bbl of oil.

(2) Substantially all of the oil and gas production is attributable to the Colorado properties. Production for 2000 includes the 60 wells sold to an unaffiliated oil and gas company effective May 1, 2000 for four months only.

(3) Approximately 54% of the oil production and 80% of the gas production in 1998 was attributable to production from the Colorado properties during the period from their acquisition on May 15, 1998 through year end. Approximately 31% of the oil production and 11% of the gas production during 1998 was attributable to production from Oklahoma properties that we sold in January of 1999.

----------

         Our natural gas is sold at prices determined on a monthly basis by reference to various published futures or spot prices for gas. Oil is also sold at prevailing spot prices. During the year ended December 31, 2000, there were two purchasers or operators who accounted for more than 10% of our revenues from purchased and produced oil and gas sales. Pan Canadian (formerly North American Resources Company) and Diamond Shamrock purchased from the Company or sold for the Company's account oil and gas constituting 55% and 14%, respectively, of total 2000 sales. The loss of either of these purchasers would temporarily affect our revenues, but we believe we will continue to have a market for our products for the foreseeable future. (See Note 10 of Notes to Consolidated Financial Statements for more detail.)

         The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

PROPERTIES

         The following table summarizes our gross and net producing wells and gross and net developed acres at December 31, 2000.

                              Producing
                                Wells
                ----------------------------------------          Developed              Undeveloped
Area                   Gas                     Oil                  Acres                   Acres
----            -----------------    -------------------    ---------------------     ------------------
                Gross       Net        Gross      Net        Gross           Net      Gross         Net
                -----       ---        -----      ---        -----           ---      -----         ---
Colorado        278         124         78         44       42,025        35,975(1)   6,500        6,500
Kansas           33          33         --         --        9,186         9,186      3,071        3,071

----------

         (1) The Company owns different interests in different productive or potentially productive formations on many of its Colorado properties. The net acres reflected in the table are based on the Company's interests in the formation from which most of its production is derived (the J formation). The Company's interest in shallower formations is somewhat smaller. In May of 2001, approximately 6,500 net acres will be turned back to the lessor pursuant to terms of the leases. These acres will be available to the Company under the terms of the Exploration Agreement we have with the lessor.

----------

         We operate 81 of the Colorado wells in which we own an interest and all of the Kansas wells in which we own an interest.

         As part of the acquisition of our Colorado properties in May 1998, we entered into an Exploration Agreement with Union Pacific Resources Company ("UPR") giving us the right to explore and develop parts of UPR's undeveloped acreage in the Denver-Julesburg Basin, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to other agreements that revert to UPR during the term of the Exploration Agreement. The Exploration Agreement had an initial term of 18 months that ended on November 30, 1999, and we have the right to renew the Exploration Agreement for up to five 12-month option periods, assuming that we have drilled the required number of commitment wells during the preceding period. We do not have to extend the Exploration Agreement for any 12-month option period unless we choose to do so. To preserve our right to extend, we were required to drill, deepen or re-enter 15 commitment wells during the initial 18-month term and are required to drill 20 commitment wells during each 12-month option term for which we elect to extend. During the initial term, we drilled, deepened or re-entered the required 15 commitment wells and elected to extend the Exploration Agreement for the first 12-month option period that ended November 30, 2000. During the initial option period we drilled 24 commitment wells and elected to extend the Exploration Agreement for the second 12- month option period. The four extra commitment wells drilled during the initial option period will count against our 20-well commitment for the second option period. If we do not drill the required number of commitment wells during any option period for which the Exploration Agreement has been extended, the Exploration Agreement will terminate at the end of the period and we will be required to pay liquidated damages of $125,000 for each commitment well that we did not drill during the period. The failure to drill the commitment wells during any option period might have a material adverse effect on the financial condition and prospects of the Company. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources" and Note 14 of Notes to Consolidated Financial Statements.

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

DRILLING ACTIVITY

         The following table summarizes the Company's drilling activities during the years ended December 31, 2000, 1999 and 1998:

                 Net New                 Net Re-                      Net                       Net
                Wells(1)(2)              Entries(1)(3)          Deepenings(1)(4)         Recompletions(1)(5)
         ---------------------      --------------------      ---------------------     ---------------------
         Productive        Dry      Productive       Dry      Productive        Dry     Productive        Dry
         ----------        ---      ----------       ---      ----------        ---     ----------        ---
2000       9.90            .12      5.00             --       1.86               --           17.53        --
1999       1.38            .01      5.00             --       6.49              .50              --        --
1998         --            ---        --             --       6.64               --              --        --

----------
         (1) Net wells are the number of gross wells in which the Company participated multiplied by the Company's interest in each well.

         (2) Most of the new Colorado wells in 2000 and 1999 were drilled under farm-out arrangements pursuant to which the Company was carried on all costs through commencement of production. In 2000 there were 39 gross producing wells and one gross dry hole included in the net well computation and in 1999 there were five gross producing wells and two gross dry holes included in the net well computations. There were three gross and net producing wells drilled in Kansas during 2000 and none in 1999.

         (3) Represents previously plugged well bores re-entered by the Company during 1999 and 2000 to reestablish production. There were five gross producing wells included in the net re- entries computations, both in 2000 and 1999.

         (4) Represents productive wells deepened to establish production from a deeper formation. In 2000 there were five gross producing wells included in the net deepenings computation and in 1999 there were 16 gross producing wells and one gross dry hole included in the net deepenings computation.

         (5) Represents productive wells recompleted to establish production in a shallower formation. In 2000 there were 19 gross producing wells included in the net well computation.

----------

         All of the wells shown in the above table are located in Northeastern Colorado, except three net new productive wells drilled in 2000 which are located in Kansas.

         All of the wells reflected in the table were development wells. The Company is the operator of four net new wells drilled in 2000 (three in Kansas and one in Colorado), three net wells that were recompleted in 2000 and the five net wells that were reentered in 1999 and in 2000. All of the other wells reflected in the table are operated by other oil and gas companies.

         From December 31, 2000 through March 16, 2001, the Company has participated in the recompletion of 17 (gross and net) existing wells, of which nine are in Kansas and eight are in Colorado, and the drilling of five (1.82 net) new development wells in Colorado, four (.82 net) of which are under farmout arrangements pursuant to which all costs through the commencement of production are paid by other parties. As of March 16, 2001, eight of these recompletions and three (.62 net) of these new wells were in process.

RESERVES

         The following is a summary of the Company's estimated proved reserves as of year-end 2000 and 1999:

                                                            December 31
                      ---------------------------------------------------------------------------------------
                                           2000                                           1999
                      -------------------------------------------  ------------------------------------------

                      Kansas        Colorado        Total          Kansas         Colorado          Total
                      ------        --------        -----          ------         --------          -----
Crude Oil -
  Mbbl                   .9          3,568.3        3,569.2             --         2,480.3          2,480.3
Natural Gas -
  Mmcf                237.6         64,794.4       65,032.0        1,019.0        55,728.7         56,747.7
Total - Mmcfe         243.0         86,204.2       86,447.2        1,019.0        70,610.5         71,629.5

----------

         Effective May 1, 2000 the Company sold its interests in 60 Colorado producing wells and associated undeveloped acreage to an unaffiliated oil and gas company.

         Effective April 1, 1999 the Company sold its properties in Logan, Noble and Kay Counties, Oklahoma to an unaffiliated oil and gas company.

         See Note 17 of Notes to Consolidated Financial Statements for more detailed information concerning changes in the Company's estimated oil and gas reserves during 2000 and 1999. As of December 31, 1999, reserves were calculated using prices of $24.10/Bbl of oil and $2.28 (Colorado) or $1.33 (Kansas) per Mcf of natural gas. As of December 31, 2000, reserves were calculated using prices of $26.05/bbl. of oil and $9.32 (Colorado) or $3.94 (Kansas) per Mcf of natural gas.

         No reserve estimates were filed with any other federal authorities or agencies since January 1, 1999.

FACILITIES

         We occupy a portion of our executive and administrative offices at 1560 Broadway, Suite 1900, Denver, Colorado, pursuant to a Cost and Expense Sharing Agreement with Benson Mineral Group, Inc. ("BMG"), an affiliate of Bruce D. Benson, Chairman of the Board, Chief Executive

Officer and President of the Company. Pursuant to that Agreement, we share approximately 8,440 square feet of office space with BMG and pay our pro rata share of office rent, personnel costs, administrative costs and expenses to BMG on a monthly basis. Since July 1, 1998, BMG has waived its right under that Agreement to charge us a portion of its rent costs for its currently leased space other than a portion of Mr. Benson's office being a total of $1,432 monthly. During 2000, we paid or accrued approximately $141,000 in rent and common expenses to BMG under this Agreement.

         On July 1, 1998, we leased approximately 11,850 square feet of additional office space adjacent to the space we share with BMG. The additional space was obtained to accommodate expansion in our operations following the UPR acquisition. The term of the lease is 117 months. The minimum rental is $14,817 per month, increasing to $19,411 per month after 57 months. We are currently attempting to sub-lease substantially all of this office space.

EMPLOYEES

         At March 16, 2001, we had 12 employees, all of whom are executive and office personnel. Pursuant to our Cost and Expense Sharing Agreement with BMG, we share with BMG certain employees located in our executive and administrative offices. At March 16, 2001 we were sharing eight of our 12 employees with BMG. Based upon time charged by the 12 employees to the business affairs of BMG during 2000, the Company used the services of the equivalent of 9.27 full time employees in that year. Prior to February 22, 1999, the shared employees were employed by BMG and we reimbursed BMG for a portion of their salaries and benefits proportionate to the portion of their time spent on Company matters. Since February 22, 1999, these shared employees have been employed by us and BMG reimburses us for the cost of time spent on BMG matters. During 2000, BMG paid us approximately $360,000 under this arrangement.

         The Company also engages independent contractors to supplement the services of its employees as needed. At March 16, 2001, the Company was using the services of approximately six independent contractors on a full time equivalent basis.

COMPETITION

         The Company's competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than those of the Company. Competition in the oil and gas industry is intense. The Company also faces intense competition in obtaining capital for drilling and acquisitions and is at a competitive disadvantage compared with larger companies.

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

Mbbls:                   Thousand Bbls.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no items submitted to a vote of the Company's Shareholders during the quarter ended December 31, 2000.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the American Stock Exchange. (See "Item 6. Management's Discussion and Analysis or Plan of Operations -- Liquidity and Capital Resources -- American Stock Exchange Listing" for information concerning a continuing review by the American Stock Exchange of the Company's listing.) The following table sets forth the high and low sales prices for the Common Stock on the American Stock Exchange for each quarter of 2000 and 1999.

2000                                   HIGH                    LOW
----                                   ----                    ---
Fourth Quarter                         $1.81                  $1.00
Third Quarter                          $2.25                  $1.38
Second Quarter                         $2.69                  $0.56
First Quarter                          $1.63                  $0.75

1999
----
Fourth Quarter                         $1.31                  $0.69
Third Quarter                          $1.38                  $0.69
Second Quarter                         $1.56                  $0.94
First Quarter                          $2.13                  $1.38

         The number of record holders of the Common Stock as of December 31, 2000 was 397. The Company estimates that there were approximately 1,500 beneficial owners of its Common Stock as of that date.

         No dividends on the Common Stock have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future. The terms of the Series C Preferred Stock of the Company currently outstanding prevent the Company from paying any dividends on its Common Stock until the Series C Preferred Stock is fully redeemed or converted.

In addition, the Company's credit facility with Bank of Oklahoma prohibits the payment of dividends on the Common Stock.

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

         During 2000, the Company sold 3,000,000 shares of its Common Stock to Mr. Benson for $1.10 per share or an aggregate of $3,300,000 in cash to raise a portion of the funds necessary to settle its obligations to its former lender. For more information on that transaction, see "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." On the day prior to the sale to Mr. Benson, the closing price of our Common Stock was $0.56 per share. The shares were sold to Mr. Benson without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by
Section 4(2) of that Act and Regulation D of the Securities and Exchange Commission promulgated thereunder.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

         Increases in oil and gas prices in recent months, coupled with the settlement in May 2000 of the loan we obtained to purchase our Colorado properties, have had dramatic effects on our financial condition and results of operations. At December 31, 1999, we had a shareholders' deficit of $4,136,561. At December 31, 2000, we had shareholders' equity of $17,153,236. For the fourth quarter of 1999, we had a net loss of $1,570,677. For the fourth quarter of 2000, we had net earnings of $1,785,508. At December 31, 1999, we were in default under our bank loan and had no available borrowings. At December 31, 2000, we had a new $10 million line of credit. We are actively pursuing the development of our properties in Colorado and Kansas. Our cash flow and available borrowings should be more than adequate to allow us to complete those development programs.

         In December, 2000, we retained McDonald Investments, Inc., a Key Corp. Company, to provide advisory services in connection with the Board of Directors' analysis of strategies to maximize shareholder value. Our board of directors is exploring the alternatives that may be available to translate our improved financial condition and operating results into additional value for our shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facilities

         In connection with the 1998 acquisition of our Colorado properties, we entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility (the "Credit Agreement"). At September 30, 1999, the Company was in default under the Credit Agreement and the bank subsequently accelerated the loan. On May 18, 2000, the Company settled all of its obligations to ING for $17,000,000. The Company is no longer in default under any loan or credit agreement.

         The funds for the ING settlement were obtained from several sources. First, the Company sold its interest in 60 wells and associated undeveloped acreage in Northeastern Colorado to an unaffiliated oil and gas company for approximately $7.15 million, subject to customary adjustments. Second, the Company sold 3,000,000 shares of its Common Stock to Bruce D. Benson, its Chairman, Chief Executive Officer and President, for $1.10 per share, or a total of $3.3 million. Third, BMG, a private company owned by Mr. Benson, provided $4 million in debt financing. BMG paid that amount directly to ING in return for the note, credit agreement and related security documents entered into in connection with the ING loan. The Company entered into an amendment to the note and credit agreement that reduced the outstanding principal balance of the note to $4 million, forgave all interest and fees accruing prior to the date of the amendment, provided for interest on the reduced principal amount of the note at 9% per annum and required the Company to pay the note and accrued interest in a lump sum not later than May 17, 2001. The Company agreed to use its best efforts to refinance or otherwise prepay the note prior to that date. The balance of the payment to ING was made with existing Company funds.

         On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon a borrowing base redetermination in December 2000, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1.

         The Company originally borrowed $4 million to repay the interim financing provided by BMG. The balance of the revolving note at March 16, 2001 was approximately $946,000.

Capital Expenditures

         Our capital expenditures for the year 2000 were $4,513,834. After we resolved our situation with our prior lender and obtained a line of credit with Bank of Oklahoma, we began a recompletion program which is continuing into 2001 along with a limited program to drill new wells.

         Under the Exploration Agreement described in Note 14 of the Consolidated Financial Statements, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2001. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not commenced. As of March 16, 2001, six commitment wells have been or are in the process of being drilled. Management believes that the remainder of the Company's commitment under the Exploration Agreement during the current period will be satisfied.

         In November 1999, we entered into a farm-out arrangement in which we granted an unaffiliated oil and gas company the right to drill and complete up to 20 Colorado wells prior to December 31, 2000. This arrangement was amended in 2000 to add two additional wells and to extend the drilling deadline. The other company will pay all of the costs to drill and complete the wells, and will earn a 78% working interest in the wellbore of each well drilled and completed as a producing well. If actual costs exceed 105% of estimated costs computed on a quarterly basis for wells commenced in that quarter, the Company is required to pay 22% of the excess costs. At March 16, 2001, 18 wells have been or are in the process of being drilled under this arrangement.

         In June of 2000, we entered into a similar arrangement with the same unaffiliated oil and gas company whereby such company could drill up to 62 Colorado wells at no cost to us and we would own approximately 20% of each well drilled. These are wells which we had no plans to drill ourselves. Of the 62 wells, 25 could be counted to satisfy the remaining wells in the 20-well commitment to be drilled prior to December 1, 2000 under the Exploration Agreement with UPR or could be credited against the 20 commitment wells in our next yearly option period which began at our election on December 1, 2000. There can be no assurance that the third party will drill wells that count against our commitment under the Exploration Agreement or, if they do, that such wells will be drilled within the time periods established by the Exploration Agreement. At March 16, 2001, 13 producing wells have been drilled under this second program, six of which qualify as commitment wells under the UPR Exploration Agreement.

         On February 6, 2001 we entered into a series of 10 farmout agreements with the same unaffiliated oil and gas company. Each agreement provides for a Colorado test well to evaluate the J Sand Formation and, if the test well is drilled, subsequent wells may be drilled on the farmout acreage until the earlier of February 6, 2003 or the expiration of the UPR Exploration Agreement. The Company retains a 6% carried working interest through first production in each well and has a casing point election to acquire a 25% working interest for payment of 19% of all costs except costs to casing point on the test well.

Cash Balances and Cash Flow

         As of March 16, 2001 the Company had cash and cash equivalents of approximately $124,000. Substantially all of the Company's available cash is used to hold down the outstanding balances on its revolving line of credit in order to minimize interest costs. The increases in commodity prices are expected to produce positive cash flow before capital spending in 2001. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Series C Preferred Stock

         The annual dividend requirement on the 443,166 shares of Series C Preferred Stock that remain outstanding is $212,720. However, no dividends have been declared or paid on any of the Company's preferred stock since June 30, 1998 and at June 30, 2001, the unpaid dividends will be $638,160. If dividends are in arrears for three successive years, the Company, to the extent legally possible, is required to pay all dividends in arrears in Common Stock of the Company, subject to prior permission of the holders of the Series C Preferred Stock, which consent may not be withheld for more than 180 consecutive days.

Property Sales

         During the first quarter of 1999, we sold certain Oklahoma assets for $1,825,000. During the second quarter of 1999, we sold our remaining Oklahoma assets for $750,000. These sales did not result in any gain or loss to the Company as the proceeds reduced the carrying cost of the Company's oil and gas property and equipment full cost pool. The proceeds from these sales were applied to reduce the prior credit facility loan.

         The Company sold its interests in 60 Colorado producing wells and associated undeveloped acreage effective May 1, 2000 to an unrelated oil and gas company for $7.15 million, subject to customary closing adjustments. Of the production for 2000, approximately 7.3 Mbbl of oil and 177.3 Mmcf were attributable to these properties. The gross proceeds from the sale reduced the Company's carrying cost of its full cost pool of oil and gas property and equipment.

         During the year 2000, the Company took an impairment of $170,000 relating to its Texas land held for resale, reducing the carrying value to $130,000. In November 2000, the Company sold the land for $141,125 net of closing costs.

Sale of Common Stock

         In connection with the settlement with the Company's prior lender, the Company sold 3,000,000 shares of its Common Stock at $1.10 per share to Bruce D. Benson, its Chairman of the Board, Chief Executive Officer and President on May 18, 2000.

American Stock Exchange Listing

         The American Stock Exchange is continuing a review of the Company's listing on the Exchange based upon its guidelines for continued listing and its routine periodic review of the Company's SEC and other filings. The Company does not meet the Exchange's guidelines for continued listing. The Company cannot provide assurance that the Exchange will continue the listing of its Common Stock. The de-listing of the Company's Common Stock could adversely affect its ability to raise additional capital.

RESULTS OF OPERATIONS

Introduction

         The dramatic effects of the settlement with our prior lender and related transactions in May 2000 make it difficult to compare 2000 to prior years on a meaningful basis. The settlement produced an extraordinary gain of $16,292,093 for 2000, interest expense after May 2000 was reduced because of reduced borrowings and lower interest rates, common equity increased by $3,300,000 from the sale to Mr. Benson of 3,000,000 shares of Common Stock and oil and gas sales after May 1, 2000 decreased as a result of the sale of 60 Colorado producing wells. In assessing the improvement in our operating results, it is important to bear in mind the effects of these transactions.

2000 Compared to 1999

         The Company realized net income of $17,963,797 in 2000 compared to a net loss of $4,054,803 for 1999. After preferred stock dividends, net income for 2000 was $17,751,077 ($1.01 per share). Net income for 2000 includes an extraordinary gain of $16,292,093 ($.93 per share) resulting from the settlement in May 2000 of the Company's obligations to its former lender.

         Income from operations was $3,167,465 for 2000 compared to a loss from operations of $1,457,241 for 1999. Without provisions for impairment of assets of $170,000 in 2000 and $400,000 in 1999 related to the Texas land held for resale, income from operations was $3,337,465 for 2000 and a loss of $1,057,241 for 1999. Substantially all of the improvement from operations from 1999 to 2000 can be attributed to higher average sales prices. Production costs for 2000 were $3,070,926 including $815,114 in production taxes based upon value of products sold while production costs for 1999 were $2,792,146 including $605,598 in production taxes. The Company has also increased its remedial work on operated properties. Other operating costs decreased $114,787 from 1999 to 2000 and reflect the closing of the Company's field offices. Depletion, depreciation and amortization for the Company's oil and gas properties decreased from $2,666,843 in 1999 to $2,618,100 in 2000 based upon rates per equivalent Mcf or Bbl established by reference to the engineering studies prepared at December 31, 2000 and 1999. Gas sold in 2000 was 1,955,000 Mcf at an average price of $3.64/Mcf compared to gas sold in 1999 of 2,471,000 Mcf at an average price of $2.14/Mcf. Oil sold in 2000 was 132,200 Bbl at an average price of $29.30/Bbl compared to oil sold in 1999 of 107,600 Bbl at an average price of $17.04/Bbl. Production costs were $6.71 per equivalent Bbl in 2000 ($1.12 per equivalent
Mcf) as compared to $5.38 per equivalent Bbl ($.90 per equivalent Mcf) in 1999.

         Sales of purchased gas, net of gas acquisition costs and gathering and transmission costs, provided a profit of $240,072 in 2000 compared to a profit of $28,417 in 1999. These numbers are calculated before any amortization or depreciation expense in either year. Increased volume and higher gas prices were the reasons for the increase in profits.

         General and administrative expenses decreased from $2,364,220 for 1999 to $1,912,685 for 2000. A reduction in personnel costs as part of the Company's program to reduce general and administrative expenses was the major reason for this decrease. The Company is attempting to sub- lease substantially all of its office space. The rental for this office space for 2000 was approximately $178,000.

         Interest expense decreased from $2,666,314 in 1999 to $1,651,250 in 2000. All interest expense in 1999 related to the prior credit facility and $1,441,331 of the 2000 interest expense related to the prior credit facility. Any unpaid interest due the prior lender was eliminated in the May 2000 credit facility settlement. The remainder of the interest expense for 2000 includes $97,533 paid to BMG during the period May 18, 2000 through August 24, 2000 and $112,386 paid or accrued to Bank of Oklahoma for the period August 25, 2000 through December 31, 2000. At March 16, 2001, the Company's borrowings from Bank of Oklahoma were $946,000 and were bearing interest at a rate of 7.75% per annum.

         Other income or expense for the year 2000 includes a $155,437 one-time production tax refund relating to 1998 and 1999, a gain from the sale of the Texas land of $11,125 after the $170,000 provision for impairment taken in 2000 and losses from dispositions of a vehicle, other furniture and outdated computer hardware and software.

         The Company realized an extraordinary item of income in May 2000 resulting from the credit facility settlement with its prior lender. The extraordinary item is comprised of the following:

         Loan principal due through May 17, 2000                  $31,250,000
         Loan interest due through May 17, 2000                     2,729,789
                                                                  -----------
                                                                   33,979,789
         Less previously capitalized loan costs (net of
         amortization to May 17, 2000) and transaction costs          687,696
                                                                  ------------
                                                                   33,292,093
         Less cash paid                                            17,000,000
                                                                  -----------

                  Extraordinary item                              $16,292,093
                                                                  ===========

1999 Compared to 1998

         The Company realized a net loss of $4,054,803 for 1999 compared to a loss of $21,251,173 for 1998. Including preferred stock dividends, the loss for 1999 was $4,267,523 or $0.27 per share.

         Loss from operations was $1,457,241 for 1999 compared to $20,138,244 for 1998. Without provisions for impairment of assets ($400,000 in 1999 related to the Texas land held for resale; $15,351,978 in 1998, of which $145,000 related to the Texas land held for resale and $15,206,978 related to the carrying value of the Company's oil and gas property and equipment based upon engineering reserve studies prepared as of December 31, 1998), the loss from operations was $1,057,241 for 1999 and $4,786,266 for 1998. Substantially all of the decrease in loss from operations from 1998 to 1999 can be attributed to increased Colorado volumes sold at higher average sales prices, decreased production costs per equivalent unit, and lower depletion, depreciation and amortization per unit of production. Gas sold in 1999 was 2,471,000 Mcf at an average price of $2.14/Mcf compared to gas sold in 1998 of 1,650,000 Mcf at an average price of $1.71/Mcf. Oil sold in 1999 was 107,600 Bbls at an average price of $17.04/Bbl compared to oil sold in 1998 of 140,100 Bbls at an average price of $13.07/Bbl. Production costs were $5.38 per equivalent Bbl in 1999 ($0.90 per equivalent Mcf) as compared to $6.76 per equivalent Bbl ($1.13 per equivalent Mcf) in 1998. The decrease in depletion, depreciation and amortization for the Company's oil and gas property and equipment ($2,666,843 in 1999 compared to $3,669,802 in 1998) relates to a rate per equivalent Mcf or Bbl established by reference to the engineering reserve studies prepared at

December 31, 1999 and 1998. The 1998 engineering reserve study resulted in an impairment of the carrying value of the Company's oil and gas property and equipment of $15,206,978.

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

         General and administrative expenses increased from $2,157,044 for 1998 to $2,364,220 for 1999. We acquired our Colorado properties on May 15, 1998 and general and administrative expenses for 1998 reflect only 7.5 months of increased costs related to this large acquisition, although there were significant start-up costs. Cost reduction measures were implemented throughout 1999 and the Company is attempting to sub-lease substantially all of its office space. The rental for this office space for 1999 was approximately $178,000.

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

         At December 31, 1999, dividends on the Series C Preferred Stock had not been paid for 18 months. See "Item 9. Directors and Executive Officers" for a discussion of the rights of the holders of Series C Preferred Stock to elect directors which preferred stock dividends are in arrears for 18 months. If dividends are not paid on the Series C Convertible Preferred Stock for three successive years, the Company may pay all dividends in arrears in shares of its Common Stock, subject to the consent of the holders of the Series C Preferred Stock. Such consent may not be withheld for more than 180 consecutive days.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Portions of this Report contain "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's need for and potential sources of capital, oil and gas reserves, future revenues and results of operations, plans for future development operations, plans for dealing with third parties and efforts to maximize shareholder value, and are identified by words such as "anticipates," "plans," "expects," "intends," "projects" and "estimates." Factors that could cause actual results to differ materially from these contemplated by such forward-looking statements include, among others, the following:

         Oil and Gas Prices and Markets. The Company's revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of foreign governments, international cartels and the United States government. Price declines have in the past and may in the future adversely affect the Company, both in lower prices received for its oil and gas and in reductions in the estimated proved reserves attributable to the Company's properties. The Company's revenues have increased significantly in recent periods as a result of increases in oil and gas prices, and a decrease in oil and gas prices in the future could have an equally significant effect on revenues in the other direction. In addition, the Company's revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

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

         Additional Financing. The Company's borrowing base under its credit facility with Bank of Oklahoma is currently $10,000,000, the maximum borrowing base contemplated by the loan documents. The borrowing base will be redetermined as of April 1, 2001 and every six months thereafter. Although management believes that, based on current oil and gas prices, the Company's proved reserves can support a borrowing base of $10,000,000, there can be no assurance that future declines in oil and gas prices will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

         Reserve Estimates. The Company's estimates of proved reserves of oil and gas and future net cash flows therefrom are based on various assumptions and interpretations and, therefore, are inherently imprecise. Actual future production, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may be subject to revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating costs and other factors. Revisions in reserve estimates can affect the Company in various ways, including changes in the borrowing base under its loan agreement, changes in depreciation, depletion and amortization expense and, in the case of reductions in reserve estimates, the need to create a provision for impairment of its oil and gas assets.

         Reliance on Key Personnel. The Company is dependent upon its executive officers and key employees, particularly Bruce D. Benson, its Chief Executive Officer. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. The Company does not have key person life insurance on any of its officers.

         Effects of Growth. The acquisition of the Company's Colorado properties in 1998 resulted in a substantial change in the size and extent of the Company's assets and operations. The Company expanded its facilities in anticipation of growth in its operations staff that has not occurred to date as a result of the Company's lack of resources to pursue the development of its Colorado properties at the anticipated rate and other factors. That expansion has resulted in increased general and administrative expenses, principally the rent on additional space leased by the Company. See Note 14 to the Financial Statements. The Company is attempting to reduce its overhead by subleasing this additional space, but there can be no assurance that it will be able to do so. In the meantime, these increased general and administrative expenses will continue to adversely affect the Company's results of operations and financial condition.

         Government Regulation. Changes in government regulations applicable to the production and sale of oil and gas may adversely affect the Company.

         Most of these factors are beyond the control of the Company. Investors are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to update any forward-looking statements in this report.

ITEM 7.    FINANCIAL STATEMENTS

         Reference is made to the Index to Financial Statements following the Signature Page of this report for a listing of the financial statements included in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                            AGE             POSITION
----                            ---             --------
Bruce D. Benson                 62              Chairman of the Board of
                                                  Directors, Chief Executive
                                                  Officer and President
Thomas W. Gamel                 60              Director
Robert J. Malone                56              Director
Richard L. Robinson             71              Director
Joseph A. Hutchinson            55              Director
Charles D. Unruh                47              Director
F. Michael Murphy               59              Chief Financial Officer, Vice
                                                President and Secretary
John Wallace                    41              Vice President of Exploration
                                                  and Acquisitions
Shirley Kovar                   51              Vice President-Land

         Bruce D. Benson has been the Chairman of the Board of Directors, Chief Executive Officer and President of the Company since August 1997. Since 1965, Mr. Benson has been the owner and president of BMG, a privately held company involved in oil and gas production, gas processing and oil and gas pipeline operations. BMG and Mr. Benson have also been active investors in a variety of other industries including real estate, banking, mortgage servicing, cable television, management of real estate investment trusts and franchise restaurants. Mr. Benson is a director of American Land Lease, Inc., a publicly held company listed on the New York Stock Exchange. He is a trustee and past president and past chairman of the Denver Area Council of the Boy Scouts of America, Past Chairman of the Denver Zoological Foundation, National Chairman of the University of Colorado Comprehensive Capital Campaign and past chairman of the Colorado Commission on Higher Education.

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

         Robert J. Malone has been a director of the Company since August 1997. From 1992 to 1996, Mr. Malone was the chairman and chief executive officer of Colorado National Bank of Denver, Colorado (now US Bank of Denver, Colorado) and has continued as the chairman of the board since 1996. From 1990 to 1992, he was chairman of the board, president and chief executive officer of Western Capital Investment Inc. and its principal subsidiary, Bank Western. Western Capital was merged into First Bank Systems, Inc. (now U.S. Bancorp) in December 1992. Mr. Malone has served on the boards of several community and charitable organizations, including the Denver Metro Chamber of Commerce and the Denver Art Museum, and is currently on the Board of Trustees of Colorado's Ocean Journey and the Denver Zoological Foundation. He is past- president of the Young Presidents Organization and past chairman of the board of Regis University and Colorado's Ocean Journey.

         Richard L. Robinson has been a director of the Company since August 1997. Since 1975, Mr. Robinson has served as chairman or co-chairman of Robinson Dairy. He also serves on the Board of Directors of several other companies, including Horizon Organic Dairy and Columbia/Health One. In addition to serving on the Board of Directors of the Milk Industry Foundation, Mr. Robinson serves on the Boards of many charitable and community organizations including Rose Community Foundation, Regis University and Children's Hospital of Denver, Colorado.

         Joseph A. Hutchinson has been a private investor for the last 16 years.

         Charles D. Unruh, is Chairman of the Board of The Oklahoma Petroleum Worker's Compensation Association, an insurance mutual fund, and has served in that capacity for the past five years. For more than the past five years, Mr. Unruh has also been President of various Oklahoma oilfield corporations, including Turner Tank Trucks, Inc., Oklahoma Liquid Resources and Ruh Oil Company.

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

         Shirley Kovar was appointed Vice President-Land of the Company in January 1999. Ms. Kovar joined UXP in April 1998 as Manager of the Land Department. Prior to that she worked as an independent consultant in the oil and gas industry for more than five years. Ms. Kovar has more than 28 years of experience in the industry and is a member of the American, Colorado and Denver Bar Associations.

         Directors are elected annually to serve until the next annual meeting of shareholders and until their successors are elected. Executive officers serve at the pleasure of the Board. There is no family relationship between any of the Company's directors or executive officers. Messrs. Benson and Murphy continue to serve as officers of BMG and do not devote their full business time to the Company.

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

BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

         During 2000, the Company's Board of Directors met 15 times and took action two times by unanimous written consent. Directors Benson, Malone and Robinson were present, either in person or by telephone, at each meeting of the Board of Directors. Director Gamel was present, either in person or by telephone, for 13 meetings. Directors Hutchinson and Unruh were present, either in person or by telephone, for all seven meetings held after they were elected as directors.

         The Board of Directors of the Company maintains a standing Audit Committee and a standing Compensation Committee. The Audit Committee is responsible for reviewing and evaluating the Company's financial controls and financial reporting obligations. The members of the Audit Committee are Messrs. Gamel (Chairman), Malone and Robinson. The Compensation Committee is responsible for reviewing and evaluating the duties and performance of the Company's officers and key employees and making recommendations concerning their compensation. The members of the Compensation Committee are Messrs. Malone (Chairman), Gamel and Robinson. During 2000, the Audit Committee met six times and the Compensation Committee met once, with all committee members present at each meeting. The Company does not maintain a standing nominating committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. The Company believes that all such
Section 16(a) reports were filed on a timely basis during the fiscal year ended December 31, 2000, except that Form 4s reporting stock issued in January 2000 to Messrs. Gamel, Robinson and Malone pursuant to the Company's Directors' Fee Stock Plan were filed on February 15, 2000.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table summarizes the total compensation for the Company's Chief Executive Officer and its three other officers whose compensation exceeded $100,000 for 2000 (the "Named Executive Officers"):


                                    Summary Compensation Table

                                       Annual      Long-Term
                                    Compensation  Compensation
                                    ------------  ------------
                                                   Securities
Name and                              Salary       Underlying         All Other
Principal Position         Year         ($)        Options (#)     Compensation(1)
------------------         ----      ---------    ------------     ---------------
Bruce D. Benson,           2000(2)   $150,000            --           $8,500
Chairman of the            1999(2)    112,500            --            4,046
Board, Chief               1998       150,000            --            7,500
Executive Officer
and President

John Wallace               2000       147,000            --            7,393
Vice President of          1999       147,000            --            7,511
Exploration and            1998(3)     91,875            --            4,594
Acquisitions

F. Michael Murphy          2000       174,000(3)     50,000            8,500
Chief Financial            1999       150,920(3)         --            7,546
Officer, Vice              1998           -- (4)    150,000               -- (5)
President and
Secretary

Shirley Kovar              2000       106,667        50,000            5,381
Vice President -           1999        98,602            --            4,930
Land                       1998(6)     67,500        25,200            3,375

----------
(1)      Consists of Company contributions to deferred contribution plan.

(2) Mr. Benson took no salary for July 1999 through September 1999. His salary for October 1999 through December, 1999 ($37,500) was accrued at December 31, 1999 and was paid in 2000.

(3)      From commencement of employment on May 11, 1998 through December 31,
         1998.

(4) For 2000, the Company billed BMG $64,412 for Mr. Murphy's time spent on BMG business. For 1999, Mr. Murphy was on the BMG payroll until February 22, 1999 at which time he was transferred to the Company payroll. The $150,920 shown for 1999 reflects Mr. Murphy's salary for approximately 10 months of 1999. For the period Mr. Murphy was on the BMG payroll, BMG billed the Company $15,205 for Mr. Murphy's time spent on Company business. For the period Mr. Murphy was on the Company payroll, the Company billed BMG $54,398 for time spent on BMG business. For 1998, BMG billed the Company $134,223 for time spent on Company business.

(5) During 1998, Mr. Murphy was carried as an employee of BMG and contributions were made for his account by BMG to the defined contribution plan in which BMG and the Company now participate. The Company reimbursed BMG for a portion of such contributions based on the percentage of time spent on Company affairs. In 1998, such reimbursement was $6,711.

(6)      From commencement of employment on April 1, 1998 through December 31,
         1998.

         Options for 4,000,000 shares of Common Stock held by Bruce D. Benson were cancelled during 2000. No options were exercised by the Named Executive Officers during 2000. The following tables set forth the option grants to the named executive officers during 2000 and the value of unexercised options held by the Named Executive Officers at December 31, 2000:


                                         Option Grants in Last Fiscal Year

                                                              Percent of total
                                     Number of shares          options granted           Exercise
                                    underlying options         to employees in            Price            Expiration
         Name                            granted                 fiscal year              ($/Sh)              Date
         ----                       ------------------        ------------------         ----------       ------------
         Bruce D. Benson                   --                       --                       --                --
         John Wallace                      --                       --                       --                --
         Shirley Kovar                 50,000(1)                    50%                   $1.38(2)          5/24/10
         F. Michael Murphy             50,000(1)                    50%                    1.38(2)          5/24/10

----------
(1)      All of the options are fully exercisable.

(2) The exercise price is equal to the fair market value of the Common Stock on the date of grant.

                                    2000 Year-End Option Values

                                        Number of Securities
                                       Underlying Unexercised              Value of Unexercised
                                          Options at Fiscal                In-the-Money Options
                                            Year End (#)                    at Fiscal Year end
Name                                  Exercisable/Unexercisable                    ($)
----                                  -------------------------            ---------------------
Shirley Kovar                               66,800/8,400                            (1)
F. Michael Murphy                          150,000/50,000

----------
(1) None of the unexercised options reflected in the table were in-the-money as of December 31, 2000, based upon the last sales price of the Common Stock on The American Stock Exchange on December 31, 2000 of $1.125.

EMPLOYMENT AGREEMENT

         The Company has an employment agreement with Mr. Benson dated August 7, 1997 which was amended May 18, 2000. The employment agreement provides for a base salary of not less than $150,000 per year and bonuses at the discretion of the Board of Directors. It has a term that expires August 6, 2001, unless previously extended by mutual agreement of the parties. During the term, Mr. Benson's employment may be terminated at any time by the Board of Directors but only for cause or disability, and Mr. Benson may terminate only upon the occurrence of certain events, including a change in control of the Company as defined in the employment agreement. The Company would be required to pay Mr. Benson $1,000,000 in severance if he is terminated by the Company without cause prior to the end of the term of the Agreement, a majority of the Board of Directors changes during the period or the Company defaults under the Agreement. Mr. Benson is not required to devote his full business time to the Company. Mr. Benson drew no salary for the period July 1999 through September 1999.

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors who is not an employee of the Company is entitled to receive $1,000 for each Board meeting and $500 for each committee meeting not held in conjunction with a Board Meeting attended in person or by telephone. Effective April 1, 1998, the Board of Directors adopted a Director's Fee Stock Plan whereunder outside directors' fees are paid in Common Stock of the Company rather than in cash. The number of shares issued to each outside director each year is determined by dividing the director's fees earned by that director during the year by the average of the trading prices of the Company's Common Stock on the first and last trading days of the year. If a director joins or leaves the Board during the year, the day of his appointment or resignation is substituted for the first or last trading day in that calculation. For their services for 2000, the Company's outside directors were issued a total of 53,854 shares of stock under the plan and for their services for 1999, the Company's outside directors were issued a total of 28,800 shares of stock under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2000 the beneficial ownership of each class of the Company's equity securities by Named Executive Officers, each director of the Company and all directors and executive officers as a group. The table also reflects the beneficial ownership of each class of the Company's voting securities by each person known by the Company to own beneficially more than 5% of any such class. As more fully described in "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act -- Directors and Executive Officers," the holders of the Series C Preferred Stock have the right to elect two directors if dividends are in arrears for six quarters or more. That condition was fulfilled as of December 31, 1999, and accordingly the Series C Preferred Stock is now "voting stock" for purposes of applicable reporting requirements. Shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days are treated as outstanding for the purpose of computing the beneficial ownership of the person who holds the options, but not for the purpose of computing the percentage ownership of any other person or group. To the Company's knowledge, the shareholders listed below have sole voting and investment power, except as otherwise noted. All information is based upon filings with the Securities and Exchange Commission or upon information provided to the Company.

                                  Common Stock          Series C Preferred Stock
                             ------------------------   ------------------------
Name and Address of            Number      Percent of   Number of     Percent of
 Beneficial Owner            of Shares      Class (1)     Shares       Series(1)
-----------------------      ---------     -----------  ---------     ----------
Bruce D. Benson               3,236,500      17.33%          --             --
1560 Broadway, Suite 1900
Denver, CO 80202

Thomas W. Gamel                 492,432(2)    2.61%          --             --
700 Broadway, Suite 800
Denver, CO 80202

Shirley Kovar                    66,800(3)    0.36%          --             --
1560 Broadway, Suite 1900
Denver, CO 80202

John Wallace                              --              --        --           --
1560 Broadway, Suite 1900
Denver, CO 80202

Robert J. Malone                     403,876(4)         2.13%       --           --
335 St. Paul St
Denver, CO 80202

F. Michael Murphy                    150,000(5)         0.80%       --           --
1560 Broadway, Suite 1900
Denver, Colorado 80202

Richard L. Robinson                  398,776(6)         2.11%       --           --
646 Bryant
Denver, CO 80202

Dale M. Jensen                     4,786,370(7)        25.63%       --           --
26796 N. 98th Way
Scottsdale, AZ 85255

Lancaster Ventures, LLC            1,282,818            6.87%       --           --
P.O. Box 6368
Lincoln, NE 68506

Donald Dillon                      1,282,818(8)         6.87%       --           --
6600 South 56th Street
Lincoln, NE 68516

Charles D. Guyette                    32,700               *    83,500        18.84%
4323 Ulysses Way
Golden, CO 80403

Keith R. Hesli                        83,334               *   125,000        28.21%
1334 Sunny Lane
Anoka, MN 55303

Joseph A. Hutchinson                  34,496(9)         0.18%   76,000        17.15%
27 Columbine Place
Castle Rock, CO 80104

Ram Development Company                   --              --    25,000         5.64%
John Rinderknecht (Pres.)
10 Jackson Street
Denver, CO 80206

R.W. Rinderknecht Co.                       --              --       75,000       16.92%
John Rinderknecht (Pres.)
P.O. Box 101298
Denver, CO 80250-1298

Charles D. Unruh                        19,062(10)        0.10%      41,667        9.40%
12723 E. 111th St. North
Owasso, OK 74055

Directors and Executive
Officers as a Group                  4,801,942(11)       24.49%     117,677       26.55%
(nine individuals)

----------
         (1) Based on 18,620,631 shares of Common Stock and 443,167 shares of Series C Preferred Stock outstanding plus, in the case of each individual or group, the number of shares that such individual has, or the members of such group have, the right to acquire within 60 days after that date. The number of shares of Common Stock outstanding, and the number of shares owned by Messrs. Gamel, Malone, Unruh, Hutchinson and Robinson, have been increased by a total of 53,854 shares issued pursuant to the Directors Fee Stock Plan after December 31, 2000 in respect of services rendered during 2000.

         (2) Includes (i) 106,288 shares held indirectly through a corporation of which Mr. Gamel has voting control and (ii) 238,733 shares of Common Stock underlying options that are currently exercisable.

         (3) Includes 66,800 shares of Common Stock underlying options which are currently exercisable.

         (4) Includes (i) 6,000 shares held by spouse, (ii) 10,000 shares held jointly with spouse and (iii) 238,733 shares of Common Stock underlying options that are currently exercisable.

         (5) Includes 150,000 shares of Common Stock underlying options that are currently exercisable.

         (6) Includes 238,733 shares of Common Stock underlying options that are currently exercisable.

         (7) Includes 391,000 shares as to which Mr. Jensen has an irrevocable proxy.

         (8) Includes 1,282,818 shares of Common Stock owned by Lancaster Ventures, LLC, of which Mr. Dillon is a member.

         (9) Includes 3,734 shares held in name of dependent child for which beneficial ownership is disclaimed.

         (10) Includes 14,300 shares held jointly with spouse.

         (11) Includes an aggregate of 932,999 shares of Common Stock underlying options that are currently exercisable.

         *        Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company shares certain facilities, equipment and personnel with BMG pursuant to a Cost and Expense Sharing Agreement. Bruce D. Benson, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, is also the President, a Director and sole shareholder of BMG. Pursuant to the Cost and Expense Sharing Agreement, the Company reimburses BMG for office rent, personnel costs and other overhead and administrative expenses associated with the operation of its business based upon actual use of the facilities and personnel by the Company. The Cost and Expense Sharing Agreement is effective until the later of the termination of the Executive Employment Agreement of Bruce D. Benson or the date specified in a written notice to the Company from BMG, which date shall not be less than 60 days after such notice is given. During the years ended December 31, 2000 and 1999, the Company paid or accrued an aggregate of $141,185 and $230,830, respectively to BMG pursuant to this arrangement. Management believes that the terms and conditions of this arrangement are no less favorable than could be obtained from an unaffiliated third party or than could be obtained by the Company in leasing separate office space and retaining separate personnel.

         See Note 16 of Notes to Consolidated Financial Statements included in this report for information as to a pending transaction in which the Company will purchase from BMG certain oil and gas properties in the State of Kansas for a price equal to BMG's cost in the properties. The properties include interests in leases covering over 50,000 gross acres and interests in 11 test wells which are currently being evaluated. The amount of the purchase price has not been finalized as of the date of this report.

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

         10.5(5) Cost and Expense Sharing Agreement, dated August 7, 1997, by and between the Company and Benson Mineral Group, Inc.

         10.6(5)     Form of Non-Qualified Stock Option Agreement.

         10.7(6) Purchase and Sale Agreement between the Company and Union Pacific Resources Company dated April 10, 1998.

         10.8(6) Exploration Agreement between the Company and Union Pacific Resources Company dated May 15, 1998.

         10.9(7) Pipeline Purchase Agreement between USGG and Northern Osage Gas Association L.L.C. dated as of December 31, 1998.

         10.10(7) Stock Purchase Agreement between the Company and the several buyers named therein relating to the sale of USGG dated as of December 31, 1998.

         10.11(7)    Stock Purchase Agreement between the Company and Demetrie
                     D. Carone relating to the sale of Pacific and Performance dated as of December 31, 1998.

         10.12(8)    Directors Fee Stock Plan.

         10.13(8) Office Lease Agreement between the Company and EOP-One Civic Center Plaza, L.L.C. dated October 15, 1998.

         10.14(9)    1999 Employee Stock Option Plan.

         10.15(10)   Contract Amendment dated April 21, 1999 - Exploration
                     Agreement effective June 1, 1998 Wattenberg area Weld,
                     Arapahoe and Adams Counties, Colorado.

         10.16(10)   First Amendment to that certain Exploration Agreement dated
                     April 9, 1998 but effective as of June 1, 1998, by and between Union Pacific Resources Company and United States
                     Exploration, Inc.

         10.17(11)   Agreement for Release and Termination dated November 20,
                     1999, by and among the Company, Kinder Morgan, Inc., formerly KN Energy, Inc., HS Resources, Inc. and Resource
                     Gathering Systems, Inc.

         10.18(12)   Bruce D. Benson Offer to Purchase Common Stock dated April
                     21, 2000.

         10.19(12)   Purchase and Sale Agreement dated May 18, 2000 between the
                     Company and HS Resources, Inc.

         10.20(12)   Closing Agreement dated as of May 18, 2000 by and among
                     Benson Mineral Group, Inc., the Company, Producers Service
                     Incorporated and HS Resources, Inc.

         10.21(12)   First Amendment to Executive Employment Agreement dated May
                     18, 2000 between the Company and Bruce D. Benson.

         10.22(12)   Registration Rights Agreement dated May 18, 2000 between
                     the Company and Bruce D. Benson.

         10.23(13)   2000 Development Agreement between United States
                     Exploration, Inc. and Petroleum Development Corporation dated June 30, 2000.

         10.24(14)   Credit Agreement dated August 25, 2000 by and between
                     United States Exploration, Inc. and Bank of Oklahoma, N.A.

         10.25 Form of Farmout Agreement between United States Exploration, Inc. and Petroleum Development Corporation (filed as an example of the form of the 10 agreements entered into with Petroleum Development Corporation as of

                     February 6, 2001, described in "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital Expenditures").

         10.26 Letter Agreement dated December 21, 2000 by and between Benson Mineral Group, Inc. and the Company (re term of Cost and Expense Sharing Agreement).

         10.27 Amendment to Cost and Expense Sharing Agreement made as of the 1st day of March, 2001, by and between Benson Mineral Group, Inc. and the Company.

         21(8)       List of the Company's subsidiaries.

         23.1 Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 333-60983 and 333-47666).

         24          Powers of Attorney.

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

         (11) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

         (12) Filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2000 and incorporated herein by reference.

         (13) Filed as an Exhibit to Form 8-K with a report date of July 19, 2000 filed July 19, 2000 and incorporated herein by reference.

         (14) Filed as an Exhibit to Form 8-K with a report date of August 25, 2000 filed September 5, 2000 and incorporated herein by reference.

         (b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2000.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED STATES EXPLORATION, INC.



                                        By:   /s/ F. Michael Murphy
                                              ---------------------------------
                                              F. Michael Murphy, Vice President

                                        Date:    April 11, 2001
                                              ---------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                            Title                                       Date
----------                            -----                                       ----
  /s/ F. Michael Murphy               Vice President, Chief Financial          April 11, 2001
-----------------------------         Officer and Secretary (Chief
F. Michael Murphy                     Financial and Accounting
                                      Officer)


Bruce D. Benson                       President, Chief Executive
                                      Officer, and Chairman of
                                      the Board of Directors
Thomas W. Gamel                       Director
Robert J. Malone                      Director
Richard L. Robinson                   Director
Joseph A. Hutchinson                  Director
Charles D. Unruh                      Director



By:  /s/ F. Michael Murphy                                                     April 11, 2001
     ------------------------
      F. Michael Murphy
      Attorney-In-Fact

                United States Exploration, Inc. and Subsidiaries

                        Consolidated Financial Statements


                     Years Ended December 31, 2000 and 1999





                                    CONTENTS

Report of Independent Auditors.........................................................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................................................F-2
Consolidated Statements of Operations..................................................................F-4
Consolidated Statements of Changes in Stockholders' Equity.............................................F-5
Consolidated Statements of Cash Flows..................................................................F-6
Notes to Consolidated Financial Statements.............................................................F-7

                         Report of Independent Auditors

Board of Directors
United States Exploration, Inc.

We have audited the accompanying consolidated balance sheets of United States Exploration, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Exploration, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



Denver, Colorado
March 14, 2001

                United States Exploration, Inc. and Subsidiaries

                           Consolidated Balance Sheets




                                                                  DECEMBER 31,
                                                              2000           1999
                                                          ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                              $    139,411   $  3,096,691
   Accounts receivable                                       3,707,581      1,308,015
   Due from related parties                                     25,596         41,764
   Inventory                                                     4,690          2,792
   Prepaid expenses and deposits                                 8,909         64,717
                                                          ------------   ------------
Total current assets                                         3,886,187      4,513,979

Property and equipment, at cost, net:
   Oil and gas property and equipment                       19,051,967     24,720,045
   Natural gas gathering systems                               958,163        949,229
   Other equipment and leasehold improvements                  240,599        313,661
                                                          ------------   ------------
                                                            20,250,729     25,982,935

Other assets:
   Land held for resale                                             --        300,000
   Pipeline lease, less accumulated amortization
     of $349,436 at December 31, 2000 and $298,915
     at December 31, 1999                                      357,872        408,393
   Loan costs, less accumulated amortization
     of $4,859 at December 31, 2000 and $116,208
     at December 31, 1999                                       43,942        357,563
                                                          ------------   ------------
                                                               401,814      1,065,956




                                                          ------------   ------------
Total assets                                              $ 24,538,730   $ 31,562,870
                                                          ============   ============

                                                                    DECEMBER 31,
                                                                2000            1999
                                                            ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                         $  3,745,145    $  2,885,830
   Accrued liabilities                                           162,527         260,265
   Due to related parties                                         20,028          14,878
   Due bank under credit facility                                     --      31,250,000
   Accrued interest                                                1,594       1,288,458
                                                            ------------    ------------
Total current liabilities                                      3,929,294      35,699,431

Non-current liabilities:
   Note payable-Bank                                           3,456,200              --
                                                            ------------    ------------
   Total non-current liabilities                               3,456,200              --
                                                            ------------    ------------
Total liabilities                                              7,385,494      35,699,431

Commitments

Stockholders' equity:
   Series C Cumulative Convertible Preferred stock -
        $.01 par value:
     Authorized - 100,000,000 shares,
       issued and outstanding - 443,166 shares at
       December 31, 2000 and 1999
       (liquidation preference of $3,190,796 and
       $2,978,076 at December 31, 2000 and 1999,
       respectively)                                           2,658,996       2,658,996
   Common stock - $.0001 par value:
     Authorized - 500,000,000 shares,
       issued and outstanding -18,620,631 shares at
       December 31, 2000 and 15,591,831 shares at
       December 31, 1999, respectively                             1,861           1,559
Capital in excess of par value                                36,226,740      32,901,042
Accumulated deficit                                          (21,734,361)    (39,698,158)
                                                            ------------    ------------
Total stockholders' equity (deficit)                          17,153,236      (4,136,561)
                                                            ------------    ------------
Total liabilities and stockholders' equity (deficit)        $ 24,538,730    $ 31,562,870
                                                            ============    ============


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Operations



                                                             YEAR ENDED DECEMBER 31,
                                                               2000            1999
                                                           ------------    ------------
REVENUES
Sale of company produced oil and gas                       $ 10,999,467    $  7,144,849
Sale of purchased gas                                         1,699,762         946,785
Contracting and operating fees                                   60,711          86,082
                                                           ------------    ------------
                                                             12,759,940       8,177,716

COSTS AND EXPENSES
Production costs--oil and gas                                 3,070,926       2,792,146
Gas acquisition costs                                           979,442         518,337
Gathering and transmission costs                                480,248         400,031
Other operating expenses                                             --         114,787
Depletion, depreciation and amortization                      2,979,174       3,045,436
Provision for impairment of assets                              170,000         400,000
General and administrative expenses                           1,912,685       2,364,220
                                                           ------------    ------------
                                                              9,592,475       9,634,957

Earnings (loss) from operations                               3,167,465      (1,457,241)

OTHER INCOME (EXPENSE)
Interest income                                                  20,284          68,348
Interest expense                                             (1,651,250)     (2,666,314)
Other                                                           135,205             404
                                                           ------------    ------------
                                                             (1,495,761)     (4,054,803)
                                                           ------------    ------------
Income (loss) before extraordinary item                       1,671,704      (4,054,803)
Extraordinary gain on extinguishment of debt                 16,292,093              --
                                                           ------------    ------------
Net income (loss)                                            17,963,797      (4,054,803)
Preferred stock dividends applicable to the period             (212,720)       (212,720)
                                                           ------------    ------------
Net income (loss) applicable to common stockholders        $ 17,751,077    $ (4,267,523)
                                                           ============    ============
Basic and diluted earnings per common share:
   Income (loss) before extraordinary item                 $       0.08    $      (0.27)
   Extraordinary gain on extinguishment of debt                    0.93              --
                                                           ------------    ------------
Net income (loss) per common share                         $       1.01    $      (0.27)
                                                           ============    ============

Weighted average common shares outstanding                   17,494,603      15,591,831
                                                           ============    ============


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                      Year ended December 31, 2000 and 1999


                                               SERIES C               COMMON STOCK         CAPITAL IN
                                         ---------------------  -------------------------   EXCESS OF    ACCUMULATED
                                          SHARES     AMOUNT      SHARES         AMOUNT      PAR VALUE      DEFICIT        TOTAL
                                         --------  -----------  -----------   -----------  ------------  ------------   -----------
Balance, December 31, 1998                493,166  $ 2,958,996   15,480,194   $     1,548  $ 32,577,053  $(35,643,355)  $  (105,758)
  Conversion of preferred stock to
     common stock                         (50,000)    (300,000)     100,000            10       299,990            --            --
  Issuance of common stock for
     director's compensation                   --           --       11,637             1        23,999            --        24,000
  Net loss for the year                        --           --           --            --            --    (4,054,803)   (4,054,803)
                                         --------  -----------  -----------   -----------  ------------  ------------   -----------
Balance, December 31, 1999                443,166    2,658,996   15,591,831         1,559    32,901,042   (39,698,158)   (4,136,561)
  Issuance of common stock for
     director's compensation                   --           --       28,800             2        35,998            --        36,000
  Issuance of common stock to Bruce D
     Benson (net of $10,000 in stock
     issuance costs)                           --           --    3,000,000           300     3,289,700            --     3,290,000
  Net income for year                          --           --           --            --            --    17,963,797    17,963,797
                                         --------  -----------  -----------   -----------  ------------  ------------   -----------
Balance, December 31, 2000                443,166  $ 2,658,996   18,620,631   $     1,861  $ 36,226,740  $(21,734,361)  $17,153,236
                                         ========  ===========  ===========   ===========  ============  ============   ===========


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows




                                                                    YEAR ENDED DECEMBER 31,
                                                                      2000            1999
                                                                  ------------    ------------
CASH FLOWS FROM OPERATIONS
Net income (loss)                                                 $ 17,963,797    $ (4,054,803)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation, depletion and amortization                        2,979,174       3,045,436
     Provision for impairment of assets                                170,000         400,000
     Provision for doubtful accounts                                        --          15,061
     Loss on sale of assets                                             24,505           6,813
     Stock issued as compensation                                       36,000          24,000
     Extraordinary gain on extinguishment on debt-non cash         (13,919,542)             --
     Decrease (increase) in accounts receivable, net                (2,399,566)      1,657,624
     Decrease (increase) in due from related parties                    16,168         (37,003)
     Decrease (increase) in inventory                                   (1,898)          6,893
     Decrease in prepaid expenses                                       55,808         742,230
     Increase (decrease) in accounts payable and
       accrued expenses                                               (525,287)      1,618,121
     Increase (decrease) in due to related parties                       5,150         (32,501)
                                                                  ------------    ------------
Net cash provided by operating activities                            4,404,309       3,391,871

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                (4,513,834)     (3,253,641)
Proceeds from sale of properties and equipment                       7,454,846       2,607,800
                                                                  ------------    ------------
Net cash provided by (used in) investing activities                  2,941,012        (645,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable                                          (24,708,000)     (3,350,000)
Proceeds from debt - net of loan costs                              11,115,399       2,700,000
Common stock issued - net of issuance costs                          3,290,000              --
                                                                  ------------    ------------
Net cash used in financing activities                              (10,302,601)       (650,000)

Net increase (decrease) in cash and cash equivalents                (2,957,280)      2,096,030
Cash and cash equivalents, beginning of year                         3,096,691       1,000,661
                                                                  ------------    ------------
Cash and cash equivalents, end of year                            $    139,411    $  3,096,691
                                                                  ============    ============

Noncash investing and financing activities:
   Conversion of preferred stock and accrued dividends to
     shares of common stock                                       $         --    $    300,000

Cash paid during the year for interest                                 208,325       1,657,098


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY HISTORY AND NATURE OF OPERATIONS

United States Exploration, Inc. (the "Company") was incorporated on January 9, 1989. The Company operates as a producer of oil and gas, and as an operator of gas gathering systems. The Company's operations are currently located in southeast Kansas and northeast Colorado. During 1999, the Company sold all of its operations located in northeast Oklahoma.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly-owned subsidiary, Producers Service Incorporated. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company accounts for gas imbalances using the sales method. Under this method, revenue is recognized based on cash received rather than the Company's proportionate share of gas produced. During 1999, the Company received $437,500 as settlement of a gas imbalance existing at December 31, 1998. At December 31, 2000 and 1999, the Company does not have a significant imbalance situation.

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

         Leasehold improvements                                 10 years
         Natural gas gathering systems                       10-17 years
         Equipment                                             3-7 years

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

The capitalized loan costs are being amortized over the stated term of the related borrowings.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are based on the liability method as prescribed by Statement of Financial Standards No. 109, Accounting for Income Taxes (SFAS
109). Under SFAS 109, deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting and tax reporting purposes.

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

EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock was converted into common stock. Basic and diluted earnings
(loss) per share are the same for 2000 and 1999 as the conversion of potential common shares has an anti-dilutive effect on the income (loss) from continuing operations for both periods.

                United States Exploration, Inc. and Subsidiaries

3. RELATED PARTY TRANSACTIONS

The Company has a cost and expense sharing agreement with Benson Mineral Group, Inc. (BMG), a privately held Oklahoma corporation. The Company's current president is also the president, a director and sole shareholder of BMG. Pursuant to the cost and expense sharing agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based upon actual use of the facilities and personnel by the Company. During the year ended December 31, 2000, the Company incurred $141,185 to BMG under this arrangement, of which $20,028 was payable at December 31, 2000. During the year ended December 31, 1999, the Company incurred $230,830 to BMG pursuant to this arrangement, of which $14,878 was payable at December 31, 1999. Since July 1998, the Company has not paid any significant amount of rent to BMG because the Company has leased its own office space. At the end of February 1999, all BMG employees were transferred to the Company's payroll. The Company billed BMG $359,922 in 2000 and $346,127 in 1999 for time spent by Company employees on business affairs of BMG, which has been netted against general and administrative expenses in the accompanying statement of operations. The cost and expense sharing agreement is effective until the later of the termination of the current president's employment agreement, or 60 days after BMG gives written notice to the Company of termination of the cost sharing agreement.

The Company has an employment agreement with its current President dated August 7, 1997 which was amended May 18, 2000. As amended, the employment agreement provides for a base salary of not less than $150,000 per year and bonuses at the discretion of the Board of Directors. It has a term that expires August 6, 2001, unless previously extended by mutual agreement of the parties. During the term, the President's employment may be terminated at any time by the Board of Directors but only for cause or disability, and the President may terminate only upon the occurrence of certain events, including a change in control of the Company as defined in the employment agreement. The Company would be required to pay its President $1,000,000 in severance if he is terminated by the Company without cause prior to the end of the term of the Agreement, a majority of the Board of Directors changes during the period or the Company defaults under the Agreement. The Company's President is not required to devote his full business time to the Company and drew no salary for the period July 1999 through September 1999. Pursuant to the original employment agreement, the President had received options to acquire up to 4,000,000 shares of the Company's Common Stock. On May 18, 2000 Amendment, these options were cancelled.

On May 18, 2000, the Company's President acquired from the Company 3,000,000 shares of the Company's common stock at $1.10 per share as a part of the overall agreements

                United States Exploration, Inc. and Subsidiaries

3. RELATED PARTY TRANSACTIONS (CONTINUED)

relating to the settlement of the Company's prior credit facility. The Company incurred $10,000 in costs relating to the issuance of this stock which has been charged against capital in excess of par value.

The outside directors of the Company's Board of Directors received a total of 11,637 shares of the Company's common stock in 1999 as payment for directors fees earned from April 1, 1998 through December 31, 1998, a total of 28,800 shares of the Company's common stock in 2000 for directors' fees earned in 1999 and a total of 53,854 shares of the Company's common stock in 2001 for directors' fees earned and accrued for during 2000.

The Company is a participating employer of a multi-employer profit sharing plan sponsored by BMG and has contributed $40,251 and $56,893 for the years 2000 and 1999, respectively.

4. OIL AND GAS PROPERTIES

The Company's oil and gas activities are conducted within the continental United States. The following schedules present capitalized costs at December 31, 2000 and 1999 and results of operations for producing activities for the years ended December 31, 2000 and 1999. At December 31, 2000 and 1999, costs associated with acquisition and development activities are considered evaluated and subject to amortization.

                                                               DECEMBER 31,
                                                           2000            1999
                                                       ------------    ------------
Capitalized costs:
   Oil and gas properties                              $ 50,303,581    $ 53,353,560
   Accumulated depreciation, depletion
     amortization and valuation allowance               (31,251,614)    (28,633,515)
                                                       ------------    ------------
Net capitalized costs                                  $ 19,051,967    $ 24,720,045
                                                       ============    ============

Results of operations for producing activities:
   Oil and gas sales                                   $ 10,999,467    $  7,144,849
   Production costs                                      (3,070,926)     (2,792,146)
   Depreciation, depletion and amortization              (2,618,100)     (2,666,843)
                                                       ------------    ------------
Results of operations from producing activities
   (excluding overhead expenses)                       $  5,310,441    $  1,685,860
                                                       ============    ============

                United States Exploration, Inc. and Subsidiaries

4. OIL AND GAS PROPERTIES (CONTINUED)

                                                                      DECEMBER 31,
                                                                     2000     1999
                                                                    -------  -------
    Amortization per equivalent physical unit (barrels)
       of production                                                $  5.72  $  8.91
                                                                    =======  =======

Costs incurred in oil and gas acquisition and development activities are as follows:

                                                                          DECEMBER 31,
                                                                       2000         1999
                                                                    -----------  -----------
    Development costs                                               $ 4,240,241  $ 2,970,127
                                                                    ===========  ===========


5. NATURAL GAS GATHERING SYSTEMS

Natural gas gathering systems consisted of the following:

                                                                        DECEMBER 31,
                                                                     2000          1999
                                                                  -----------  -----------
Kansas systems - cost                                             $ 2,778,543  $ 2,584,717
Accumulated depreciation and valuation allowance                   (1,820,380)  (1,635,488)
                                                                  -----------  -----------
                                                                  $   958,163  $   949,229
                                                                  ===========  ===========

                United States Exploration, Inc. and Subsidiaries

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

                                           DECEMBER 31,
                                        2000         1999
                                      ---------    ---------
Leasehold improvements                $ 111,340    $  98,307
Oil field equipment                     232,765      238,689
Autos and trucks                         27,599       73,242
Office equipment and furniture          232,609      242,388
                                      ---------    ---------
                                        604,313      652,626
Accumulated depreciation               (363,714)    (338,965)
                                      ---------    ---------
                                      $ 240,599    $ 313,661
                                      =========    =========

7. LAND HELD FOR RESALE

In November 2000, the Company sold land located in Ingleside, Texas, which it acquired in July 1994. During 2000 and 1999, the Company recognized impairment losses on the carrying value of the land of $170,000 and $400,000, respectively. The sale price of the land, net of closing costs was $141,125, resulting in a gain on disposal of $11,125.


8. PIPELINE LEASE

The Company leases and operates a seventy-two mile gas pipeline under an operating lease which was acquired for a total cost of $707,308. The lease expires January 31, 2008 and requires minimum monthly payments of $6,500 per month. A volume rent adjustment is computed at each six-month anniversary date. The recomputed monthly rent is equal to the average monthly volume transported through the pipeline during the previous six months, in thousands of cubic feet ("MCF"), multiplied by $.08. The monthly rent charge may not be less than $6,500 and may not exceed $13,600. Average monthly MCF's transported during any six month period during the years ended December 31, 2000 and 1999 did not result in any volume rent adjustments. The agreement includes a purchase option for $1,800,000 which can be exercised at any time during the term of the lease. The Company can terminate the lease upon sixty days written notice without monetary penalty.

                United States Exploration, Inc. and Subsidiaries

9. INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,
                                                        2000            1999
                                                    ------------    ------------
Deferred tax assets:
   Net operating loss carryforwards                    2,751,782      10,754,705
   Oil and gas properties-full cost pool
     amortization greater than tax depletion           1,809,461       3,548,249
   Depreciation on equipment                             (18,840)        327,296
                                                    ------------    ------------
                                                       4,542,403      14,630,250
   Less valuation allowance                           (4,542,403)    (14,630,250)
                                                    ------------    ------------
                                                              --              --
                                                    ------------    ------------
Net deferred amount                                 $         --    $         --
                                                    ============    ============

The valuation allowance was decreased by $10,087,847 and increased by $1,251,273 at December 31, 2000 and 1999, respectively, to reduce the deferred tax asset to zero.

The effective tax rate on the Company's earnings differed from the Federal statutory tax rates for the following reasons:

                                                                             DECEMBER 31,
                                                                          2000            1999
                                                                      ------------    ------------
Expected federal income tax expense at the statutory rate at 35%      $  6,287,329    $ (1,419,181)
Net operating loss carryforwards (utilized) generated
                                                                        (6,541,657)      1,540,825
Effect of state income taxes                                               254,328        (121,644)
                                                                      ------------    ------------
Income tax expense                                                    $         --    $         --
                                                                      ============    ============

                United States Exploration, Inc. and Subsidiaries

9. INCOME TAXES (CONTINUED)

The net operating loss carryforwards available to United States Exploration, Inc. for income tax purposes are as follows:

       EXPIRATION DATES
       ----------------
              2018                          $   212,392
              2019                            7,029,141
                                            -----------
                                            $ 7,241,533
                                            ===========

10. MAJOR CUSTOMERS

The Company sold substantially all of its produced and purchased gas to four purchasers for the year ended December 31, 2000 and to three purchasers for the year ended December 31, 1999. The Company sold substantially all of its oil to three purchasers for the year ended December 31, 2000 and 1999.

11. STOCK OPTION PLANS

The Company has elected to follow APB 25, and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

On May 5, 1999 the Company adopted the 1999 Employee Stock Option Plan (the "99 Plan") and reserved a total of 500,000 common shares for issuance. Options granted may be Incentive Stock Options or Non-Statutory Options at the discretion of a committee of the Board of Directors. All options must be granted within 10 years from May 5, 1999. At December 31, 2000, 100,000 options have been granted under the 99 Plan.

Effective January 13, 1989, the Company adopted an Incentive Stock Option Plan (the Plan) and reserved a total of 1,000,000 common shares for issuance. The Plan expired on January 13, 1999 and no new options can be granted. All options granted prior to the expiration remain outstanding until they have expired or been canceled.

Effective May 25, 1990, the Board of Directors adopted a Nonqualifying Stock Option Plan (NQSOP) for the benefit of nonemployee directors of the Company and others having rendered significant services to the Company. An aggregate of 2,900,000 common shares are reserved to be issued pursuant to the NQSOP. As of December 31, 1999, there were 179,200 options available for issuance and 179,199 options were issued in 2000. The NQSOP is administered at the discretion of the compensation committee of the Board of Directors. Unless otherwise specified, the options expire ten years from the date of the grant. The NQSOP expired May 25, 2000.

In August 1997, the Company entered into an employment agreement with its current president which provided for the issuance of nonqualified stock options. A total of 4,000,000 options were issued with 1,000,000 shares each being exercisable at $4.50, $6.00, $9.00 and $12.00 per share. By August 1998, all options were exercisable. These options were canceled on May 18, 2000.

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

A summary of the Company's stock option plans as of December 31, 2000 and 1999 is presented below. No compensation expense related to stock options granted in 2000 was recorded as the option exercise prices were equal to the fair market value on date of grant.

                                                              WEIGHTED AVERAGE
                                                  SHARES      EXERCISE PRICE
                                                ----------    ----------------
Outstanding at December 31, 1998                 4,817,600       $    7.22
   Granted                                              --              --
   Expired                                         (50,200)           3.63
                                                ----------
Outstanding at December 31, 1999                 4,767,400            7.25
   Granted                                         279,199            1.38
   Expired                                         (25,200)           4.00
   Canceled                                     (4,000,000)           7.88
                                                ----------
Outstanding at December 31, 2000                 1,021,399            3.29
                                                ==========

Options exercisable at December 31, 1999         4,663,800            7.35
                                                ==========
Options exercisable at December 31, 2000           962,999            3.25
                                                ==========

Options outstanding at December 31, 2000 have exercise prices ranging from $1.38 to $4.13 with a weighted-average contractual life of 7.45 years. They are summarized as follows:

                           EXERCISE             REMAINING
    SHARES                  PRICE                 LIFE
-----------------       -------------        ----------------
     279,199                $1.38                9.42 years
      30,000                2.00                 3.42 years
     712,200              4.00--4.13          6.63--7.5 years
----------------
   1,021,399
================

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. There were no options granted during 1999 and 279,199 options were granted in 2000. With respect to the options granted during 2000, a risk-free interest rate of 5.17%, a dividend yield of 0%, a volatility factor of .687, and a weighted-average expected life of five years were applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and net income (loss) per share for the year ended December 31, 2000 and December 31, 1999 are as follows:

                                                               2000            1999
                                                           ------------    ------------
     Net income (loss)--as reported                        $ 17,963,797    $ (4,054,803)
     Net income (loss)--pro forma                            17,804,410      (4,200,519)

     Basic earnings (loss) per share - as reported                 1.01           (0.27)
     Basic earnings (loss) per share - pro forma                   1.01           (0.28)

     Weighted average fair value of options granted
     during the period                                     $       0.84    $         --

                United States Exploration, Inc. and Subsidiaries

12. SERIES C CONVERTIBLE PREFERRED STOCK

In late 1996, the Company completed a private placement of 4,000,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $6.00 per share. Total proceeds received were $24,000,000. The stock carries an 8% cumulative per annum dividend and is now convertible at the option of the holder into 2.23048 shares of Company common stock for each share of Series C Preferred Stock. This conversion rate is subject to further adjustment for common stock dividends, additional common stock issuances, or any stock rights and warrant issuances. The Series C Preferred Stock has a liquidation preference of $6.00 per share, plus accrued and unpaid dividends. The Company may redeem the stock at the price of $6.00 per share plus accrued and unpaid dividends.

During 1999, 50,000 shares of Series C Preferred Stock were converted into 100,000 shares of common stock, respectively, leaving 443,166 shares of Series C Preferred Stock outstanding on December 31, 2000 and 1999, respectively. Dividends were declared and paid for the first two quarters of 1998. No dividends have been declared during 2000, 1999 or the last two quarters of 1998. Cumulative dividends applicable to 2000 and 1999 are $531,800 and $319,080, respectively.

Under the terms of the Series C Preferred Stock, if dividends have not been paid in an amount equal to at least six quarterly dividends, the number of directors on the Company's Board is automatically increased by two and the holders of the Series C Preferred Stock are entitled to elect the two new directors. Upon payment of the dividends arrearage, the size of the Board is reduced by two and the terms of directors elected by the holders of the Series C Preferred Stock automatically terminate. On December 31, 1999, the dividend arrearages on the Series C Convertible Preferred Stock totaled six quarters and this right of the holders to elect two directors arose. At the August 8, 2000 annual stockholders meeting, the Series C Preferred stockholders elected two directors to fill these two vacancies.

If dividends are not paid on the Series C Preferred Stock for three successive years, the Company must pay, to the extent legally possible, all dividends in arrears with shares of its common stock, subject to the consent of the holders of the Series C Preferred Stock. Such consent may not be withheld for more than 180 consecutive days. Dividends will be in arrears on the Series C Preferred Stock for three successive years on June 30, 2001.

                United States Exploration, Inc. and Subsidiaries

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No.107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Such information is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. The fair value of the Company's financial instruments, consisting of cash and cash equivalents, receivables, payables, and bank borrowings, are considered to approximate their carrying amounts in the Company's balance sheet.

14. COMMITMENTS

The Company entered into a 117 month lease, effective July 1, 1998, for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The Company has incurred costs of approximately $111,000 for leasehold improvements, substantially all of which were incurred during 1999. The approximate minimum aggregate rental commitment under the office space lease is as follows:

              2001                              $   177,804
              2002                                  177,804
              2003                                  219,150
              2004                                  232,932
              2005                                  232,932
              Thereafter                            524,097
                                                -----------
                                                $ 1,564,719
                                                ===========

See note 8 for additional commitments under a gas pipeline lease agreement.

On May 15, 1998, the Company entered into an Exploration Agreement with Union Pacific Resources Company ("UPR") giving the Company the right to explore and develop all of UPR's undeveloped acreage in the area, excluding certain acreage already committed to other agreements.

                United States Exploration, Inc. and Subsidiaries

14. COMMITMENTS (CONTINUED)

The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company drilled 15 commitment wells during the first 18 months ending on November 30, 1999 and drilled 20 commitment wells during the first option period ending November 30, 2000. The Company has elected to commit to drill the 20 commitment wells for the second option period which ends November 30, 2001. There are a maximum of five 12-month option periods under the exploration agreement. If the Company does not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period.

15. CREDIT AGREEMENT AND OTHER BORROWINGS

At September 30, 1999, the Company was in default under its credit agreement with ING (U.S.) Capital Corporation (the "Credit Agreement") and the bank subsequently accelerated the loan. On May 18, 2000, the Company settled all of its obligations to ING for $17,000,000. The Company is no longer in default under any loan or credit agreement.

The funds for the ING settlement were obtained from several sources. First, the Company sold its interest in 60 wells and associated undeveloped acreage in the Wattenburg Field of Northeastern Colorado to an unaffiliated oil and gas company for approximately $7.15 million. Second, the Company sold 3,000,000 shares of its common stock to its Chairman, Chief Executive Officer and President, for $1.10 per share, or a total of $3.3 million. Third, BMG provided $4 million in debt financing. The balance of the payment to ING was made from internally generated Company funds. BMG paid that amount directly to ING in return for the note, credit agreement and related security documents entered into in connection with the ING loan. The Company entered into an amendment to the note and credit agreement that reduced the outstanding principal balance of the note to $4 million, forgave all interest and fees accruing prior to the date of the amendment, provided for interest on the reduced principal amount of the note at 9% per annum and required the Company to pay the note and accrued interest in a lump sum not later than May 17, 2001. During August 2000, the entire loan balance with BMG was settled.

                United States Exploration, Inc. and Subsidiaries

15. CREDIT AGREEMENT AND OTHER BORROWINGS (CONTINUED)

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon a borrowing base redetermination in December 2000, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan (8.75% at December 31, 2000), and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1 and (iii) maintain an Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") to consolidated interest ratio (as defined) of 2.5 to 1. In addition, the facility prohibits the payment of dividends.

16.  SUBSEQUENT EVENT

On March 1, 2001, the Company's board of directors approved the purchase of an oil and gas project from BMG located in Neosho County, Kansas. The President of BMG, being the Chairman of the Company's Board of Directors, abstained from the Board's vote on this matter. The purchase price of the property, which has not been finalized, will be BMG's cost basis in the property.

17.  OIL AND GAS INFORMATION (UNAUDITED)

The estimates of the Company's proved oil and gas reserves are based upon evaluations prepared by independent petroleum engineers as of December 31, 2000 and 1999. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas.

                United States Exploration, Inc. and Subsidiaries

17. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

                                                           DECEMBER 31,
                                       ----------------------------------------------------
                                                 2000                       1999
                                       ------------------------    ------------------------
                                          Oil           Gas           Oil           Gas
                                         (bbls)        (mmcf)        (bbls)        (mmcf)
                                       ----------    ----------    ----------    ----------
Proved developed and
   undeveloped reserves,
   beginning of period                  2,480,341        56,748     2,215,640        58,971

Revisions of previous estimates         1,442,395        23,768       380,478        (1,696)
Extensions and discoveries                     48            31        38,000         2,206
Production                               (132,200)       (1,955)     (107,595)       (2,471)
Dispositions of minerals
   in place                              (221,398)      (13,560)      (46,182)         (262)
                                       ----------    ----------    ----------    ----------

Proved developed and
   undeveloped reserves,
   end of period                        3,569,186        65,032     2,480,341        56,748
                                       ==========    ==========    ==========    ==========

Proved developed reserves:
   Beginning of period                  1,383,698        27,018       717,419        23,237
   End of period                        1,711,974        24,552     1,383,698        27,018

                United States Exploration, Inc. and Subsidiaries

17. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

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

The following schedules present the standardized measure of estimated discounted future net cash flows from the Company's proved reserves and an analysis of the changes in these amounts for the periods indicated. Estimated future cash flows are determined by using period-end prices for December 31, 2000 and 1999 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. Estimated future production and development costs are based on economic conditions at December 31, 2000 and 1999. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2000 and 1999, and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations. Year-end prices used in the determination of future cash inflows were $26.05 per bbl of oil and $9.32 per Mcf of natural gas at December 31, 2000 ($24.10 per bbl and $2.28 per Mcf at December 31, 1999). Natural gas prices have decreased significantly during the first three months of 2001.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                     RELATING TO PROVED RESERVES (UNAUDITED)

                                                            DECEMBER 31,
                                                       2000             1999
                                                   -------------    -------------
Future cash inflows                                $ 701,605,312    $ 188,555,098
Future production and development costs             (193,977,084)    (102,074,575)
Future income tax expenses                          (190,135,796)              --
                                                   -------------    -------------
Future net cash flows                                317,492,432       86,480,523
10% annual discount for estimated timing of
   cash flows                                       (184,105,048)     (47,262,546)
                                                   -------------    -------------
Standardized measure of discounted future
   net cash flows                                  $ 133,387,384    $  39,217,977
                                                   =============    =============

                United States Exploration, Inc. and Subsidiaries

17. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

                                                             YEAR ENDED DECEMBER 31,
                                                              2000              1999
                                                          -------------    -------------
Amount at beginning of period                             $  39,217,977    $  25,166,770

Net changes in prices and production costs                  159,602,970        8,647,878
Revisions of previous quantity estimates, net
   of changes in previous estimates of development
   and production costs and timing revisions                 52,775,635        2,147,655
Extensions and discoveries                                      122,333        2,198,064
Net change in income taxes                                  (77,552,319)              --
Sales of minerals in place                                   (7,150,000)        (750,000)
Sales and transfers of oil and gas production,
   net of production costs                                   (7,928,541)      (4,352,703)
Development costs incurred                                    4,240,241        2,970,127
Accretion of discount                                         3,921,798        2,516,677
Other                                                       (33,862,710)         673,509
                                                          -------------    -------------
                                                             94,169,407       14,051,207
                                                          -------------    -------------
Amount at end of period                                   $ 133,387,384    $  39,217,977
                                                          =============    =============

                               INDEX TO EXHIBITS

        Exhibit
        Number       Description
        -------      -----------
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

         10.4(5) Executive Employment Agreement, dated August 7, 1997, by and between the Company and Bruce D. Benson.

         10.5(5) Cost and Expense Sharing Agreement, dated August 7, 1997, by and between the Company and Benson Mineral Group, Inc.

         10.6(5)     Form of Non-Qualified Stock Option Agreement.

         10.7(6)     Purchase and Sale Agreement between the Company and Union
                     Pacific Resources Company dated April 10, 1998.

        Exhibit
        Number       Description
        -------      -----------
         10.8(6)     Exploration Agreement between the Company and Union Pacific
                     Resources Company dated May 15, 1998.

         10.9(7)     Pipeline Purchase Agreement between USGG and Northern Osage
                     Gas Association L.L.C. dated as of December 31, 1998.

         10.10(7) Stock Purchase Agreement between the Company and the several buyers named therein relating to the sale of USGG dated as of December 31, 1998.

         10.11(7)    Stock Purchase Agreement between the Company and Demetrie
                     D. Carone relating to the sale of Pacific and Performance dated as of December 31, 1998.

         10.12(8)    Directors Fee Stock Plan.

         10.13(8)    Office Lease Agreement between the Company and EOP-One
                     Civic Center Plaza, L.L.C. dated October 15, 1998.

         10.14(9)    1999 Employee Stock Option Plan.

         10.15(10)   Contract Amendment dated April 21, 1999 - Exploration
                     Agreement effective June 1, 1998 Wattenberg area Weld,
                     Arapahoe and Adams Counties, Colorado.

         10.16(10)   First Amendment to that certain Exploration Agreement dated
                     April 9, 1998 but effective as of June 1, 1998, by and
                     between Union Pacific Resources Company and United States
                     Exploration, Inc.

         10.17(11)   Agreement for Release and Termination dated November 20,
                     1999, by and among the Company, Kinder Morgan, Inc.,
                     formerly KN Energy, Inc., HS Resources, Inc. and Resource
                     Gathering Systems, Inc.

         10.18(12)   Bruce D. Benson Offer to Purchase Common Stock dated April
                     21, 2000.

         10.19(12)   Purchase and Sale Agreement dated May 18, 2000 between the
                     Company and HS Resources, Inc.

        Exhibit
        Number       Description
        -------      -----------
         10.20(12)   Closing Agreement dated as of May 18, 2000 by and among
                     Benson Mineral Group, Inc., the Company, Producers Service
                     Incorporated and HS Resources, Inc.

         10.21(12)   First Amendment to Executive Employment Agreement dated May
                     18, 2000 between the Company and Bruce D. Benson.

         10.22(12)   Registration Rights Agreement dated May 18, 2000 between
                     the Company and Bruce D. Benson.

         10.23(13)   2000 Development Agreement between United States
                     Exploration, Inc. and Petroleum Development Corporation
                     dated June 30, 2000.

         10.24(14)   Credit Agreement dated August 25, 2000 by and between
                     United States Exploration, Inc. and Bank of Oklahoma, N.A.

         10.25       Form of Farmout Agreement between United States
                     Exploration, Inc. and Petroleum Development Corporation
                     (filed as an example of the form of the 10 agreements entered into with Petroleum Development Corporation as of February 6, 2001, described in "Item 6. Management's
                     Discussion and Analysis or Plan of Operation - Capital
                     Expenditures").

         10.26       Letter Agreement dated December 21, 2000 by and between
                     Benson Mineral Group, Inc. and the Company (re term of Cost and Expense Sharing Agreement).

        Exhibit
        Number       Description
        -------      -----------
         10.27       Amendment to Cost and Expense Sharing Agreement made as of the 1st day of March, 2001, by and between Benson Mineral
                     Group, Inc. and the Company.

         21(8)       List of the Company's subsidiaries.

         23.1 Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the Company's Registration Statements on Form S-8
                     (Registration Nos. 333-60983 and 333-47666).

         24          Powers of Attorney.

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

         (11) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

         (12) Filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2000 and incorporated herein by reference.

         (13) Filed as an Exhibit to Form 8-K with a report date of July 19, 2000 filed July 19, 2000 and incorporated herein by reference.

         (14) Filed as an Exhibit to Form 8-K with a report date of August 25, 2000 filed September 5, 2000 and incorporated herein by reference.