Form 10KSB/A
period 2000-12-31
UNITED STATES EXPLORATION INC
filed 2001-04-12
CIK 847074

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

The total number of Common Shares outstanding as of March 16, 2001 was 18,674,485.

Transitional Small Business Disclosure Format (check one): Yes        No    X
                                                                -----     -----

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED STATES EXPLORATION, INC.



                                        By:   /s/ F. Michael Murphy
                                              ---------------------------------
                                              F. Michael Murphy, Vice President

                                        Date:    April 12, 2001
                                              ---------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                            Title                                       Date
----------                            -----                                       ----
  /s/ F. Michael Murphy               Vice President, Chief Financial          April 12, 2001
-----------------------------         Officer and Secretary (Chief
F. Michael Murphy                     Financial and Accounting
                                      Officer)


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



By:  /s/ F. Michael Murphy                                                     April 12, 2001
     ------------------------
      F. Michael Murphy
      Attorney-In-Fact

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

2. EARNINGS PER SHARE

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