Form 10QSB
period 2001-03-31
UNITED STATES EXPLORATION INC
filed 2001-05-16
CIK 847074

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 2001
                               --------------------

[ ]    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 1-13513

                        UNITED STATES EXPLORATION, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Colorado                                     84-1120323
    -------------------------------                     -------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

               1560 Broadway, Suite 1900, Denver, Colorado 80202
               -------------------------------------------------
                   (Address or Principal Executive Offices)

                                (303) 863-3550
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes         No
    -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 5, 2001 - 18,674,485.

         Transitional Small Business Disclosure Format (check one):

Yes   X     No
    -----      -----

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

                        UNITED STATES EXPLORATION, INC.

                                     Index

                                                                              Page
                                                                              ----
Part I - FINANCIAL INFORMATION

       Item 1 Financial Statements...........................................    4
       Item 2 Management's Discussion and Analysis or Plan of Operation......   11

Part II - OTHER INFORMATION..................................................   17

SIGNATURES...................................................................   18

               UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                               MARCH 31,       DECEMBER 31,
                                                                 2001             2000
                                                              -----------      -----------

CURRENT ASSETS
  Cash & cash equivalents                                     $   310,384      $   139,411
  Accounts receivable                                           4,010,017        3,707,581
  Due from related parties                                         22,165           25,596
  Inventory                                                        87,061            4,690
  Prepaid expenses & deposits                                      18,395            8,909
                                                              -----------      -----------

      Total current assets                                      4,448,022        3,886,187

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment (full cost method):       19,984,714       19,051,967
  Non-producing property - not subject to amortization          1,478,961               --
  Natural gas gathering systems                                   909,685          958,163
  Other equipment and leasehold improvements                      223,335          240,599
                                                              -----------      -----------
                                                               22,596,695       20,250,729

OTHER ASSETS
  Pipeline lease, less accumulated amortization
   of $362,066 at March 31, 2001  and
   of $349,436 at December 31, 2000                               345,242          357,872
  Loan costs, less accumulated
   amortization of $8,597 at March 31, 2001
   and  $4,859 at December 31, 2000                                44,550           43,942
                                                              -----------      -----------
                                                                  389,792          401,814
                                                              -----------      -----------
    Total assets                                              $27,434,509      $24,538,730
                                                              ===========      ===========

See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2001               2000
                                                                                    ------------       ------------
CURRENT LIABILITIES
  Accounts payable                                                                  $  3,883,012       $  3,745,145
  Accrued liabilities                                                                    135,823            164,121
  Due related parties                                                                  1,554,358             20,028
  Income Taxes Payable                                                                    59,500                  0
                                                                                    ------------       ------------

   Total current liabilities                                                           5,632,693          3,929,294

NON CURRENT LIABILITIES
  Note payable-Bank                                                                    1,786,600          3,456,200
                                                                                    ------------       ------------

  Total non-current liabilities                                                        1,786,600          3,456,200
                                                                                    ------------       ------------

Total Liabilities                                                                      7,419,293          7,385,494

STOCKHOLDERS' EQUITY
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares
    issued and outstanding Series C Cumulative
    Convertible-443,166 shares at March 31,
    2001 and December 31, 2000
    (liquidation preference of $3,243,976
    and $3,190,796 at March 31, 2001 and
    December 31,2000 respectively)                                                     2,658,996          2,658,996
  Common stock-$.0001 par value
    Authorized-500,000,000 shares
    issued and outstanding-18,674,485 shares at
    March 31, 2001 and 18,620,631 shares
    at December 31, 2000 respectively                                                      1,867              1,861
  Capital in excess of par                                                            36,283,734         36,226,740
  Accumulated deficit                                                                (18,929,381)       (21,734,361)
                                                                                    ------------       ------------

    Total stockholders' equity                                                        20,015,216         17,153,236
                                                                                    ------------       ------------

Total liabilities & stockholders' equity                                            $ 27,434,509       $ 24,538,730
                                                                                    ============       ============

               UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED  THREE MONTHS ENDED
                                                        MARCH 31, 2001      MARCH 31, 2000
                                                      ------------------  ------------------
REVENUES
   Sale of purchased gas                                 $    874,289        $    275,013
   Sale of company produced oil and gas                     4,697,298           2,304,859
   Contracting and operating fees                              19,197              20,936
                                                         ------------        ------------
                                                            5,590,784           2,600,808
COSTS & EXPENSES
   Gas acquisition costs                                      413,143             156,324
   Gathering & transmission costs                             137,814             100,325
   Production costs-oil and gas                               813,882             700,526
   Depletion, depreciation, and amortization                  834,127             711,055
   General and administrative expenses                        486,023             458,387
                                                         ------------        ------------
                                                            2,684,989           2,126,617

   Earnings from operations                                 2,905,795             474,191

OTHER INCOME (EXPENSE)
   Interest income                                                  0              20,267
   Interest expense                                           (41,315)           (934,051)
   Other                                                            0             (11,875)
                                                         ------------        ------------
                                                              (41,315)           (925,659)
                                                         ------------        ------------
   Income (loss) before taxes                               2,864,480            (451,468)
                                                         ------------        ------------
   Income Taxes                                                59,500                   0
                                                         ------------        ------------
           NET INCOME (LOSS)                                2,804,980            (451,468)
                                                         ------------        ------------

Preferred stock dividends attributable to period              (53,180)            (53,180)
                                                         ------------        ------------

Net income (loss) applicable to common stockholders      $  2,751,800        $   (504,648)
                                                         ============        ============
Earnings per common share:

Basic earnings per common share                          $       0.15        $      (0.03)
                                                         ============        ============

Weighted average common shares outstanding                 18,674,485          15,620,631
                                                         ============        ============

Fully diluted income (loss) per common share             $       0.14        $      (0.03)
                                                         ============        ============

Weighted average common shares outstanding                 19,702,221          15,620,631
                                                         ============        ============

See accompanying notes.

               UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                                 MARCH 31, 2001      MARCH 31, 2000
                                                                               ------------------  ------------------

CASH FLOWS FROM OPERATIONS
         Net Income (Loss)                                                         $ 2,804,980        $  (451,468)

         Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
           Depreciation, depletion and amortization                                    834,127            711,055
           Loss on sale of assets                                                            0             11,875
           Stock issued as compensation                                                 57,000             36,000
           Increase in accounts receivable (net)                                      (302,436)          (325,099)
           Decrease (increase) in due from related parties                               3,431            (31,330)
           Decrease (increase) in inventory                                            (82,371)               712
           Decrease (increase) in prepaid expenses                                      (9,486)            25,897
           Increase in accounts payable and accrued
             expenses                                                                  109,569            996,398
           Increase (decrease) in due to related parties                                55,370             (8,100)
           Increase in income taxes                                                     59,500                  0
                                                                                   -----------        -----------
         Net cash provided by operating activities                                   3,529,684            965,940

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                                     (1,689,111)          (771,670)
           Proceeds from sale of properties and equip                                        0              5,000
                                                                                   -----------        -----------
         Net cash used in investing activities                                      (1,689,111)          (766,670)

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of Notes Payable                                               (6,636,300)                 0
           Proceeds from Debt                                                        4,966,700                  0
                                                                                   -----------        -----------

         Net Cash used in  Financing Activities                                     (1,669,600)                 0

Net increase in cash and cash equivalents                                              170,973            199,270

Cash and cash equivalents-beginning of period                                          139,411          3,096,691
                                                                                   -----------        -----------

Cash and cash equivalents-end of period                                            $   310,384        $ 3,295,961
                                                                                   ===========        ===========

See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - COMPANY HISTORY AND NATURE OF OPERATIONS

History of the Company

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

NOTE 2 - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year.

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000.

On January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which require all derivative instruments to be recognized at fair value on the balance sheet. The adoption of the statements had no impact to the financial statements of the Company.

NOTE 3 - EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock were converted into common stock. The following table sets forth the computation of basic and diluted earnings (loss) per share.

                                                                               3/31/01            3/31/00
                                                                             ------------      ------------

Numerator:
         Net income (loss) attributable to common
           shareholders                                                      $  2,751,800      $   (451,468)
         Preferred stock dividends                                                 53,180                --
                                                                             ------------      ------------
         Net income (loss) assuming full dilution                               2,804,980          (451,468)
                                                                             ============      ============

Denominator:
         Basic shares                                                          18,674,485        15,620,631
         Effect of dilutive securities
                  Series C convertible preferred stock(1)                         988,473                --
                  Employee stock options                                           39,263                --
                                                                             ------------      ------------
         Dilutive effect                                                        1,027,736                --
                                                                             ------------      ------------
         Shares assuming full dilution                                         19,702,221        15,620,631
                                                                             ============      ============

Basic earnings (loss) per share                                              $       0.15      $      (0.03)
                                                                             ============      ============

Diluted earnings (loss) per share                                            $       0.14      $      (0.03)
                                                                             ============      ============

----------

(1) Subsequent to March 31, 2001 and in connection with the call for redemption of all of the Company's Series C Convertible Preferred Stock, it was determined that only 144,981 shares of the Company's common stock would be issued.

The computation of diluted earnings (loss) per share did not assume the conversion of options or preferred stock during the first quarter of 2000 as the effect would have been anti-dilutive.

NOTE 4 - COMMITMENTS

Effective July 1, 1998, the Company entered into a 117 month lease for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The approximate minimum aggregate rental commitment under the office space lease is as follows:

2001 (remainder of year)           $  133,353
2002                                  177,804
2003                                  219,150
2004                                  232,932
Thereafter                            757,029
                                   ----------
                                   $1,520,268
                                   ==========

The Company has committed to drill 20 wells by November 30, 2001 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company (UPR). At March 31, 2001, eleven wells have been commenced or drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled or commenced by November 30, 2001 will be due UPR.

NOTE 5 - CREDIT AGREEMENT AND OTHER BORROWINGS

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon a borrowing base redetermination in December 2000, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan (7.25% at March 31, 2001), and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1 and (iii) maintain a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated interest (as defined) of 2.5 to 1.

NOTE 6 - PROPERTY ACQUISITION

On March 1, 2001, the Company's board of directors approved the purchase of an oil and gas project from Benson Mineral Group, Inc. ("BMG") located in Neosho County, Kansas. The President of BMG, being the Chairman of the Company's Board of Directors, abstained from the Board's vote on this matter. The purchase price of the property was BMG's cost basis in the property, which was approximately $1,540,000. That amount is reflected in the consolidated balance sheet as due to related parties.

NOTE 7 - SUBSEQUENT EVENT - SERIES C PREFERRED STOCK

After obtaining a waiver from its lender, the Company, on April 30, 2001, called for redemption all of the 443,166 outstanding shares of its Series C Convertible Preferred Stock. At the same time, accrued dividends on the Series C Convertible Preferred Stock from July 1, 1998 through March 31, 2001 were declared and paid in the amount of $584,980. The redemption date is May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date, is $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of the Company's common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C Convertible Preferred Stock). The holders of 65,000 shares of Series C Convertible Preferred Stock elected to convert. As a result, 144,981 shares of the Company's common stock will be issued to those holders electing to convert and the remaining 378,166 shares of Series C Convertible Preferred Stock will be redeemed for a total of $2,295,468.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facilities

         In connection with the 1998 acquisition of our Colorado properties, we entered into a loan agreement with ING (U.S.) Capital Corporation. At September 30, 1999, the Company was in default under that loan agreement and the bank subsequently accelerated the loan. On May 18, 2000, the Company settled the $33,979,789 outstanding balance (including accrued interest) of that loan for $17,000,000. The Company is no longer in default under any loan or credit agreement.

         The funds for the ING settlement were obtained from several sources. First, the Company sold its interest in 60 wells and associated undeveloped acreage in Northeastern Colorado to an unaffiliated oil and gas company for approximately $7.15 million, subject to customary adjustments. Second, the Company sold 3,000,000 shares of its Common Stock to Bruce D. Benson, its Chairman, Chief Executive Officer and President, for $1.10 per share, or a total of $3.3 million. Third, BMG, a private company owned by Mr. Benson, provided $4 million in debt financing. BMG paid that amount directly to ING in return for the note, loan agreement and related security documents entered into in connection with the ING loan. The balance of the payment to ING was made with existing Company funds. The Company and BMG entered into an amendment to the note and loan agreement that reduced the outstanding principal balance of the note to $4 million, forgave all interest and fees accruing prior to the date of the amendment, provided for interest on the reduced principal amount of the note at 9% per annum and required the Company to pay the note and accrued interest in a lump sum not later than May 17, 2001. The Company agreed to use its best efforts to refinance or otherwise prepay the note prior to that date.

         On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon a borrowing base redetermination in December 2000, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan (6.75% at May 5, 2001), and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1.

         The Company originally borrowed $4 million to repay the interim financing provided by BMG. The Company borrowed approximately $1,540,000 in April 2001 to acquire an oil and gas project in Neosho County, Kansas from BMG. The Company also borrowed approximately $585,000 in April 2001 to pay dividends from July 1, 1998 through March 31, 2001 on its Series C Convertible Preferred Stock. The Company's cash flows generated from operations are regularly used to pay down balances on its revolving line of credit. The balance of the revolving note at May 5, 2001 was approximately $2,234,000.

         The Company will borrow the funds (approximately $2,295,000) necessary to redeem its Series C Convertible Preferred Stock and pay dividends from April 1, 2001 to the May 21, 2001 redemption date.

Capital Expenditures

         Capital expenditures in the first quarter of 2001, including approximately $1,480,000 representing the property and equipment portion of the purchase price of an oil and gas project in Neosha County, Kansas acquired from BMG, were $3,168,071.

         Under our Exploration Agreement with UPR, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2001. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not commenced. As of March 31, 2001, eleven commitment wells have been or are in the process of being drilled. Management believes that the remainder of the Company's commitment under the Exploration Agreement during the current period will be satisfied.

Cash Balances and Cash Flow

         As of May 5, 2001 the Company had cash and cash equivalents of approximately $445,000. Substantially all of the Company's available cash is used to hold down the outstanding balances on its revolving line of credit in order to minimize interest costs. The current commodity prices are expected to produce positive cash flow before capital spending and preferred stock redemptions in

2001. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Series C Preferred Stock

         After obtaining a waiver from the Company's lender, the Company, on April 30, 2001, called for redemption all of its Series C Convertible Preferred Stock. Accrued dividends from July 1, 1998 through March 31, 2001 were paid in the amount of $584,980. The redemption date is May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date, is $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of the Company's common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C Convertible Preferred Stock). The Company will issue 144,981 shares of its common stock to the holders who elected to convert plus cash of $2,600 for dividends through May 2, 2001. The Company will pay $2,295,468, including dividends of $26,472 from April 1, 2001 through May 21, 2001 to the holders who are being redeemed. The payment of dividends in arrears reduces the number of persons on the Company's Board of Directors because the terms of the two board members elected by the Series C Convertible Preferred Stock automatically terminate upon such payment. The Board of Directors determined that the redemption of the Series C Preferred Stock constituted an appropriate use of the Company's funds given its improved financial condition. Dividends on the Series C Preferred accrue at a rate that significantly exceeds the Company's after-tax cost of borrowing and the elimination of the Series C Preferred simplifies the Company's capital structure.

Neosho County Kansas Project

         On May 15, 2001, the Company entered into a Purchase and Sale Agreement to sell its interest in the Neosho project for approximately $6,000,000. The Company acquired this project from BMG in April 2001 for approximately $1,540,000. This sale is contingent upon the fulfillment of all conditions of the Purchase and Sale Agreement. Upon execution of the Purchase and Sale Agreement, the Company received a $1,000,000 down payment refundable only in limited circumstances.

Results of Operations

Quarter Ended March 31, 2001

         The Company realized net income of $2,804,980 for the first quarter of 2001 compared to a loss of $451,468 for the first quarter of 2000. Including preferred stock dividends, income for the first quarter of 2001 was $2,751,800 or $.15 per share ($.14 per share fully diluted).

         Sales of purchased gas less the related gas acquisition costs and gathering and transmission costs produced an operating profit for the Company's Kansas gathering systems of $323,332 for the first quarter of 2001 compared to an operating profit of $18,364 for the first quarter of 2000. No depreciation or amortization expense is included in these calculations. Higher natural gas prices and additional throughput contributed to this increased profitability.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended March 31, 2001 and March 31, 2000 are shown in the table below:

Net Oil and Gas Production and Sales Prices

                                                 Three months ended March 31
                             ------------------------------------------------------------------
                                          2001                                2000
                             ------------------------------      ------------------------------
                             Kansas     Colorado     Total       Kansas     Colorado     Total
                             ------     --------     ------      ------     --------     ------

Production
 Oil - mbbl                      --       46.31       46.31         .31       30.79       31.10
 Natural Gas - mmcf           23.38      470.57      493.95       18.40      534.40      552.80
 Total - mmcfe                23.38      748.43      771.81       20.26      719.14      739.40

Weighted Average Prices
 Oil - $/bbl                     --       27.65       27.65       21.53       26.38       26.33
 Natural Gas - $/mcf           4.19        7.05        6.92        1.56        2.73        2.69

Of the production for the first quarter of 2000, approximately 6.00 mbbl of oil and 131.90 mmcf of gas were attributable to the properties containing 60 producing wells sold on May 18, 2000.

         The increase in oil and gas production costs from $700,526 for the first quarter of 2000 to $813,882 for the first quarter of 2001 is attributable to an increase of $161,026 in production taxes related to higher value of oil and gas sold.

         Interest expense is $41,315 for the first quarter of 2001 compared to $934,051 for the first quarter of 2000. Higher borrowings, higher rates and accrual of interest for the first quarter of 2000 at a default rate, including interest on unpaid interest, were the reasons interest expense was significantly higher in the first quarter of 2000.

         The Company utilized all of its existing net operating losses for Colorado state income tax purposes during the first quarter of 2001. As a result, a provision for state income taxes in the amount of $59,500 was necessary.

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

         Effects of Growth. The acquisition of the Company's Colorado properties in 1998 resulted in a substantial change in the size and extent of the Company's assets and operations. The Company expanded its facilities in anticipation of growth in its operations staff that has not occurred. That expansion has resulted in increased general and administrative expenses, principally the rent on additional space leased by the Company. See Note 4 to the Financial Statements. The Company is attempting to reduce its overhead by subleasing this additional space, but there can be no assurance that it will be able to do so. In the meantime, these increased general and administrative expenses will continue to adversely affect the Company's results of operations and financial condition.

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

Item 3.           Defaults Upon Senior Securities.

         On April 30, 2001 the Company paid all dividends which were in arrears on its Series C Convertible Preferred Stock and is no longer in default on any senior securities.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No report required.

Item 5.           Other Information.

                  No report required.

Item 6.           Exhibits and Reports on Form 8-K.

                  A.       Exhibits:

                  None.

                  B.       Reports on Form 8-K.

                  February 12, 2001 press release announcing preliminary year 2000 results and retention of investment advisors.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED STATES EXPLORATION, INC.


Date: May 16, 2001                     By:  /s/ Bruce D. Benson
                                          --------------------------------------
                                          Bruce D. Benson, President,
                                          Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)

Date: May 16, 2001                     By:  /s/ F. Michael Murphy
                                          --------------------------------------
                                          F. Michael Murphy, Vice President,
                                          Secretary and Chief Financial Officer
                                          (Principal Financial Officer)