Form 10QSB
period 2001-06-30
UNITED STATES EXPLORATION INC
filed 2001-08-16
CIK 847074

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2001
                               ----------------------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 1-13513

                         UNITED STATES EXPLORATION, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Colorado                                           84-1120323
-------------------------------                          --------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                1560 Broadway, Suite 1900, Denver, Colorado 80202
               ---------------------------------------------------
                    (Address or Principal Executive Offices)

                                 (303) 863-3550
  ----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes            No
    -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 6, 2001 - 18,825,328.

         Transitional Small Business Disclosure Format (check one):

Yes            No   X
    -------      -------

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

                           FORWARD LOOKING STATEMENTS

         See "Special Note Regarding Forward Looking Statements" at the end of "Part I, Item 2. Management's Discussion and Analysis or Plan of Operation" for cautionary statements concerning forward looking information contained in this report

                         UNITED STATES EXPLORATION, INC.


                                      Index

                                                                                                                   PAGE
                                                                                                                   ----
Part I - FINANCIAL INFORMATION

         Item 1     Financial Statements............................................................................ 4
         Item 2     Management's Discussion and Analysis or Plan of Operation.......................................12

Part II - OTHER INFORMATION.........................................................................................21


SIGNATURES..........................................................................................................22

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                            JUNE 30          DECEMBER 31,
                                                                              2001              2000
                                                                         ---------------   ---------------
CURRENT ASSETS
  Cash & cash equivalents                                                $     1,816,924   $       139,411
  Accounts receivable                                                          2,623,117         3,707,581
  Due from related parties                                                        30,598            25,596
  Inventory                                                                            0             4,690
  Prepaid expenses & deposits                                                     63,864             8,909
                                                                         ---------------   ---------------

      Total current assets                                                     4,534,503         3,886,187
PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment (full cost method)                       20,022,779        19,051,967
  Natural gas gathering systems                                                  100,000           958,163
  Other equipment and leasehold improvements                                     207,387           240,599
                                                                         ---------------   ---------------
                                                                              20,330,166        20,250,729
OTHER ASSETS
  Pipeline lease, less accumulated amortization and
   impairment of $657,308 at June 30, 2001  and
   of $349,436 at December 31, 2000                                               50,000           357,872
  Loan costs, less accumulated
   amortization of $12,639 at June 30, 2001
   and  $4,859 at December 31, 2000                                               40,409            43,942
                                                                         ---------------   ---------------
                                                                                  90,409           401,814
                                                                         ---------------   ---------------

    Total assets                                                         $    24,955,078   $    24,538,730
                                                                         ===============   ===============


See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               JUNE 30          DECEMBER 31,
                                                                2001               2000
                                                           ---------------    ---------------
CURRENT LIABILITIES
  Accounts payable                                         $     3,315,863    $     3,745,145
  Accrued liabilities                                              148,456            164,121
  Due related parties                                               93,535             20,028
                                                           ---------------    ---------------
  Total current liabilities                                      3,557,854          3,929,294

NON CURRENT LIABILITIES
  Note payable-Bank                                                      0          3,456,200
                                                           ---------------    ---------------
  Total non-current liabilities                                          0          3,456,200
                                                           ---------------    ---------------

Total Liabilities                                                3,557,854          7,385,494

STOCKHOLDERS' EQUITY
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares;
     issued and outstanding Series C Cumulative
    Convertible-443,166 shares at December 31, 2000
    (liquidation preference of $3,190,796 at
    December 31, 2000)                                                   0          2,658,996
  Common stock-$.0001 par value
    Authorized-500,000,000 shares;
    issued and outstanding-18,825,328 shares at
    June 30, 2001 and 18,620,631 shares
    at December 31, 2000 respectively                                1,882              1,861
  Capital in excess of par                                      36,683,713         36,226,740
  Accumulated deficit                                          (15,288,371)       (21,734,361)
                                                           ---------------    ---------------

    Total stockholders' equity                                  21,397,224         17,153,236
                                                           ---------------    ---------------

Total liabilities & stockholders' equity                   $    24,955,078    $    24,538,730
                                                           ===============    ===============


See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS     THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                              ENDED             ENDED             ENDED              ENDED
                                                          JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001      JUNE 30, 2000
                                                          --------------    --------------    --------------    --------------
REVENUES
   Sale of purchased gas                                  $      389,596    $      375,225    $    1,263,885    $      650,238
   Sale of company produced oil and gas                        3,468,584         2,340,619         8,165,882         4,645,478
   Contracting and operating fees                                 16,898             8,147            36,095            29,083
   Gain on sale of fixed assets                                4,002,748                 0         4,002,748                 0
                                                          --------------    --------------    --------------    --------------
                                                               7,877,826         2,723,991        13,468,610         5,324,799

COSTS & EXPENSES
   Gas acquisition costs                                         281,874           227,633           695,017           383,957
   Gathering & transmission costs                                201,240           103,947           339,054           204,272
   Production costs-oil and gas                                  823,276           828,604         1,637,158         1,529,130
   Depletion, depreciation, and amortization                     878,148           692,464         1,712,275         1,403,519
   Provision for impairment of assets                          1,107,990           170,000         1,107,990           170,000
   General and administrative expenses                           557,361           486,969         1,043,384           945,356
                                                          --------------    --------------    --------------    --------------
                                                               3,849,889         2,509,617         6,534,878         4,636,234

   Earnings from operations                                    4,027,937           214,374         6,933,732           688,565

OTHER INCOME (EXPENSE)
   Interest income                                                     0                 6                 0            20,273
   Interest expense                                              (35,198)         (550,559)          (76,513)       (1,484,610)
   Other                                                         202,823           155,436           202,823           143,561
                                                          --------------    --------------    --------------    --------------
                                                                 167,625          (395,117)          126,310        (1,320,776)
                                                          --------------    --------------    --------------    --------------
Income (loss) before extraordinary item                        4,195,562          (180,743)        7,060,042          (632,211)
   Extraordinary gain on extinguishment of debt                        0        16,292,093                 0        16,292,093
                                                          --------------    --------------    --------------    --------------
Income after extraordinary gain                                4,195,562        16,111,350         7,060,042        15,659,882
   Income taxes                                                   59,500                 0                 0                 0
                                                          --------------    --------------    --------------    --------------
Net income after extraordinary gain                            4,255,062        16,111,350         7,060,042        15,659,882
                                                          --------------    --------------    --------------    --------------

   Preferred stock dividends attributable to period              (29,072)          (53,180)          (82,252)         (106,360)
                                                          --------------    --------------    --------------    --------------
Net income applicable to common stockholders                   4,225,990        16,058,170         6,977,790        15,553,522
                                                          --------------    --------------    --------------    --------------

Earnings per common share:
Income (loss) before extraordinary item                   $         0.23    $        (0.01)   $         0.37    $        (0.05)
Extraordinary gain on extinguishment of debt              $         0.00    $         0.95    $         0.00    $         1.00
                                                          --------------    --------------    --------------    --------------
Basic earnings per common share                           $         0.23    $         0.94    $         0.37    $         0.95
                                                          ==============    ==============    ==============    ==============
Weighted average common shares outstanding                    18,742,142        17,042,380        18,708,501        16,321,113
                                                          ==============    ==============    ==============    ==============
Fully diluted earnings per common share                   $         0.22    $         0.94    $         0.36    $         0.95
                                                          ==============    ==============    ==============    ==============
Weighted average common shares outstanding                    19,449,566        17,042,380        19,574,881        16,321,113
                                                          ==============    ==============    ==============    ==============


See accompanying notes

                         UNITED STATES EXPLORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Six Months Ended   Six Months Ended
                                                                          June 30, 2001       June 30, 2000
                                                                         ----------------    ----------------
CASH FLOWS FROM OPERATIONS
       Net Income                                                        $      7,060,042    $     15,659,882

       Adjustments to reconcile net earnings to
       net cash provided by operating
       activities:
         Depreciation, depletion and amortization                               1,712,275           1,403,519
         Provision for impairment of assets                                     1,107,990             170,000
         Loss (gain) on sale of assets                                         (4,002,748)             11,875
         Extraordinary gain on extinguishment of debt - non cash                        0         (13,919,542)
         Decrease (increase) in accounts receivable (net)                       1,084,464            (380,290)
         Decrease (increase) in due from related parties                           (5,002)             10,687
         Decrease in inventory                                                      4,690                 712
         Decrease (increase) in prepaid expenses                                  (54,955)             39,412
         Decrease in accounts payable and accrued expenses                       (444,947)           (739,711)
         Increase (decrease) in due to related parties                             73,507              (1,929)
         Stock issued as compensation                                              67,000              36,000
         Other                                                                         (4)                 (3)
                                                                         ----------------    ----------------
       Net cash provided by operating activities                                6,602,312           2,290,612

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                  (4,603,018)           (980,397)
         Proceeds from sale of properties and equip                             6,017,467           7,170,000
                                                                         ----------------    ----------------
       Net cash provided by investing activities                                1,414,449           6,189,603

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of Note Payable to Bank                                    (15,609,000)        (17,000,000)
         Proceeds from Debt (Net of loan costs)                                12,152,800           3,991,000
         Common Stock issued (net of issuance costs)                                    0           3,290,000
         Dividends paid-Series C convertible
           preferred stock                                                       (614,052)                  0
         Redemption of Series C convertible
           preferred stock                                                     (2,268,996)                  0
                                                                         ----------------    ----------------
         Net cash used in Financing Activities                                 (6,339,248)         (9,719,000)

Net increase (decrease) in cash and cash equivalents                            1,677,513          (1,238,785)

Cash and cash equivalents-beginning of period                                     139,411           3,096,691
                                                                         ----------------    ----------------
Cash and cash equivalents-end of period                                  $      1,816,924    $      1,857,906
                                                                         ----------------    ----------------

Supplemental Disclosures
     Conversion of preferred shares to common shares                     $        390,000    $              0



See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - COMPANY HISTORY AND NATURE OF OPERATIONS

History of the Company

United States Exploration, Inc. (the "Company") was incorporated on January 9, 1989. The Company operates as a producer of oil and gas. In July, 2001 the Company completed the sale of its gas gathering systems and its oil and gas wells which were located in southeast Kansas. The Company's operations are currently located in northeast Colorado.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly owned subsidiary Producers Service Incorporated ("PSI"). All significant intercompany transactions and balances have been eliminated in consolidation. As a part of the sale of its southeast Kansas properties, PSI was sold in July, 2001.

NOTE 2 - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist of normal recurring accruals and the impairment in value of its southeast Kansas properties. The results of operations for the three months and the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year.

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001. The Company does not expect the impact of the statements on its financial position, results of operations, and cash flows to be significant.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock were converted into common stock. The following table sets forth the computation of basic and diluted earnings per share.

                                                      Three          Three          Six             Six
                                                      Months         Months        Months          Months
                                                      Ended          Ended         Ended            Ended
                                                     6/30/01        6/30/00        6/30/01         6/30/00
                                                   ------------   ------------   ------------   ------------
Numerator:
         Net income attributable to common
           shareholders                               4,225,990     16,058,170      6,977,790     15,553,522
         Preferred stock dividends                       29,072         53,180         82,252        106,360
                                                   ------------   ------------   ------------   ------------
         Net income assuming full dilution            4,255,062     16,111,350      7,060,042     15,659,882
                                                   ============   ============   ============   ============

Denominator:
         Basic shares                                18,742,142     17,042,380     18,708,501     16,321,113
         Effect of dilutive securities
                  Series C convertible
                     preferred stock(1)                 553,979             --        770,026             --
                  Employee stock options                153,445             --         96,354             --
                                                   ------------   ------------   ------------   ------------
         Dilutive effect                                707,424             --        866,380             --
                                                   ------------   ------------   ------------   ------------
         Shares assuming full dilution               19,449,566     17,042,380     19,574,881     16,321,113
                                                   ============   ============   ============   ============

Basic earnings per share                           $       0.23   $       0.94   $       0.37   $       0.95

Diluted earnings per share                         $       0.22   $       0.94   $       0.36   $       0.95



----------
(1) In connection with the redemption or conversion of all of the Company's Series C Convertible Preferred Stock, only 144,981 shares of the Company's common stock were issued. The remaining Series C Convertible Preferred Stock was redeemed for cash. See Note 7.

The computation of diluted earnings per share did not assume the conversion of options or preferred stock during the second quarter of 2000 or the six months ended June 30, 2000 as the effect would have been anti-dilutive to the loss from continuing operations.

NOTE 4 - COMMITMENTS

Effective July 1, 1998, the Company entered into a 117 month lease for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The approximate minimum aggregate rental commitment under the office space lease is as follows:

                  2001 (remainder of year)            $    88,902
                  2002                                    177,804
                  2003                                    219,150
                  2004                                    232,932
                  Thereafter                              757,029
                                                      -----------
                                                       $1,475,817
                                                      ===========

The Company has committed to drill 20 wells by November 30, 2001 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company (UPR). At June 30, 2001, twelve wells have been commenced or drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled or commenced by November 30, 2001 will be due UPR.

NOTE 5 - CREDIT AGREEMENT AND OTHER BORROWINGS

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon a borrowing base redetermination in April 2001, which may be decreased based on subsequent borrowing base determinations by the lender at each October 1 and April 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan (6.00% at June 30, 2001), and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1 and (iii) maintain a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated interest (as defined) of 2.5 to 1. The Company has no borrowings under its credit agreement at June 30, 2001.

NOTE 6 - PROPERTY ACQUISITION AND SALE

On March 1, 2001, the Company's board of directors approved the purchase of an oil and gas project from Benson Mineral Group, Inc. ("BMG") located in Neosho County, Kansas. The President of BMG, being the Chairman of the Company's Board of Directors, abstained from the Board's vote on this matter. The purchase price of the property was BMG's cost basis in the property. On June 14, 2001, the Company sold its interest in this project. The costs of the non-producing properties contained in this project were not included in the Company's full cost pool of amortizable oil and gas property and equipment. The gain on sale of $4,002,748 is included as a gain on sale of fixed assets in the condensed consolidated statement of operations. Included in accounts receivable at June 30, 2001, are the holdback monies related to this sale of $306,202, which were received in July 2001. This is not a recurring transaction for the Company.

NOTE 7 - SERIES C PREFERRED STOCK

After obtaining a waiver from its lender, the Company, on April 30, 2001, called for redemption all of the 443,166 outstanding shares of its Series C Convertible Preferred Stock. At the same time, accrued dividends on the Series C Convertible Preferred Stock from July 1, 1998 through March 31, 2001 were declared and paid in the amount of $584,980. The redemption date was May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date, was $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of the Company's common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C Convertible Preferred Stock). The holders of 65,000 shares of Series C Convertible Preferred Stock elected to convert. As a result, 144,981 shares of the Company's common stock were issued to those holders electing to convert and the remaining 378,166 shares of Series C Convertible Preferred Stock were redeemed for a total of $2,295,468.

NOTE 8 - SUBSEQUENT EVENT - SALE OF KANSAS PROPERTIES

In July of 2001, the Company completed the sale of its Kansas gas gathering systems and oil and gas properties for $550,000. Included in the sale was the stock of the Company's wholly owned subsidiary Producers Service Incorporated. The Company will allocate $150,000 of the sales proceeds to its gas gathering systems and pipeline lease. At June 30, 2001, the Company impaired the value of its gas gathering systems and pipeline lease by $1,107,990 to reflect the fair market of these assets. The $400,000 received for the oil and gas properties will be credited to the full cost pool of oil and gas properties and equipment and no gain or loss will be recognized on this part of the sale. This is not a recurring transaction for the Company.

NOTE 9 - EXTRAORDINARY ITEM

From September 1999 through May 2000, the Company was in default under a credit agreement with ING (U.S.) Capital Corporation ("ING") and ING subsequently accelerated the loan. In May 2000, the Company settled its obligations to ING and realized an extraordinary item of income from that settlement. The extraordinary item is comprised of the following:

Loan principal due ING through May 17, 2000                    $    31,250,000
Loan interest due ING through May 17, 2000                           2,729,789
                                                               ---------------
                                                                    33,979,789
Less previously capitalized loan costs (net of
amortization to May 17, 2000) and transaction costs                    687,696
                                                               ---------------
                                                                    33,292,093
Less cash paid                                                      17,000,000
                                                               ---------------

         Extraordinary item                                    $    16,292,093
                                                               ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         Increases in oil and gas prices in late 2000 and early 2001 along with the sale of the Neosho County Kansas project, the sale of the other southeast Kansas properties and the settlement in May 2000 of the loan we obtained to purchase our Colorado properties, have had dramatic effects on our financial condition and results of operations. However, natural gas prices have declined since early 2001 and the Company expects field curtailments of natural gas sales in the third quarter of 2001.

         In December, 2000, we retained McDonald Investments, Inc., a Key Corp. Company, to provide advisory services in connection with the Board of Directors' analysis of strategies to maximize shareholder value. Our board of directors continues to explore the alternatives that may be available to translate our improved financial condition and operating results into additional value for our shareholders.

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

         On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon a borrowing base redetermination in April 2001, which may be decreased based on subsequent borrowing base determinations by the lender at each October 1 and April 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan (6.00% at August 6, 2001), and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1.

         The Company originally borrowed $4 million to repay the interim financing provided by BMG. The Company borrowed approximately $1,540,000 in April 2001 to acquire an oil and gas project in Neosho County, Kansas from BMG. The Company also borrowed approximately $2,880,000 to pay dividends from July 1, 1998 through May 21, 2001 and to redeem its Series C Convertible Preferred Stock. Operations cash flow and proceeds from the sale of the Neosho County Kansas project were used to repay these borrowings during the quarter ended June 30, 2001. The Company had no borrowings on its revolving credit agreement on August 6, 2001.

Capital Expenditures

         Capital expenditures in the second quarter of 2001 were $1,434,947, including approximately $535,000 for additional costs to complete the Neosho County Kansas project which was purchased from BMG on March 1, 2001 and which the Company sold in June 2001.

         Under our Exploration Agreement with UPR, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2001. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not commenced. As of July 31, 2001, nineteen commitment wells have been or are in the process of being drilled. Management believes that the remainder of the Company's commitment under the Exploration Agreement during the current period will be satisfied.

Cash Balances and Cash Flow

         As of August 6, 2001 the Company had cash and cash equivalents of approximately $3,185,000. Substantially all of the Company's available cash is currently invested in money market funds via a sweep account arrangement with Bank of Oklahoma, N.A. Current commodity prices are expected to produce positive cash flow before capital spending for the remainder of 2001. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Property Claimed

         The Company is a party to litigation wherein it asserts that it will be due an interest in a producing oil property. The interest in this property would become a Company asset in November 2001 if the litigation effort is successful. The Company's acquisition of this property is not expected to have a significant impact on the Company's financial position or results of operations.

Series C Preferred Stock

         After obtaining a waiver from the Company's lender, the Company, on April 30, 2001, called for redemption all of its Series C Convertible Preferred Stock. Accrued dividends from July 1, 1998 through March 31, 2001 were paid in the amount of $584,980. The redemption date was May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date, is $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of the Company's common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C Convertible Preferred Stock). The Company issued 144,981 shares of its common stock to the holders who elected to convert plus cash of $2,600 for dividends through May 2, 2001. The Company paid $2,295,468, including dividends of $26,472 from April 1, 2001 through May 21, 2001 to the holders who were redeemed. The payment of dividends in arrears reduced the number of persons on the Company's Board of Directors because the terms of the two board members elected by the Series C Convertible Preferred Stock automatically terminated upon such payment.

Results of Operations

Quarter Ended June 30, 2001

         The Company realized net income of $4,255,062 for the second quarter of 2001 compared to net income, including an extraordinary gain on extinguishment of debt of $16,292,093, of $16,111,350 for the second quarter of 2000. Including preferred stock dividends, income for the second quarter of 2001 was $4,225,990 or $0.23 per share ($0.22 per share fully diluted).

         Sales of purchased gas less the related gas acquisition costs and gathering and transmission costs produced an operating loss for the Company's Kansas gathering systems of $93,518 for the second quarter of 2001 compared to an operating profit of $43,645 for the second quarter of 2000. Increased gathering and transmission costs (including some back billings) in the second quarter were the major cause for the loss. No depreciation or amortization expense is included in these calculations.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended June 30, 2001 and June 30, 2000 are shown in the table below:

Net Oil and Gas Production and Sales Prices

                                                       Three months ended June 30
                                  ----------------------------------------------------------------
                                              2001                              2000
                                  ------------------------------      ----------------------------
                                                                                                        Three months
                                                                                                            ended
                                  Kansas    Colorado       Total      Kansas    Colorado     Total      March 31, 2001
                                  ------    --------       -----      ------    --------     -----      --------------
Production
 Oil - mbbl                          .20       50.94       51.14         .18       31.22       31.40         46.31
 Natural Gas - mmcf                25.85      559.90      585.75       17.56      474.22      491.78        493.95
 Total - mmcfe                     27.05      865.54      892.59       18.64      661.54      680.18        771.81

Weighted Average Prices
 Oil - $/bbl                       23.59       27.51       27.50       21.56       26.89       26.85         27.65
 Natural Gas - $/mcf                3.23        3.53        3.52        2.32        3.07        3.04          6.92


         The three months ended June 30, 2000 include the 60 Colorado wells sold to an unaffiliated oil and gas company for one month only. The three months ended June 30, 2001 include the Kansas wells for two months only.

         Oil and gas production costs of $828,604 for the second quarter of 2000 compare to $823,276 for the second quarter of 2001.

         The provision for impairment of assets in the second quarter of 2001 of $1,107,990 reflects the adjustment to fair market value of the Kansas gas gathering systems and pipeline lease to $150,000. The sale of these assets was completed in July 2001. The provision for impairment of assets in the second quarter of 2000 is a $170,000 impairment of the value of the Company's Texas land held for resale. This land was sold in late 2000.

         General and administrative expenses for the second quarter of 2001 were $557,361 and include $103,357 of external costs relating to the Company efforts through McDonald Investments, Inc. to enhance shareholder value. General and administrative expenses for the second quarter of 2000 were $486,969.

         Gain or sale of fixed assets for the second quarter of 2001 included a gain of $4,002,748 from the sale of the Company's interest in the Neosho County Kansas project. (See Note 6 to the Financial Statements.)

         Other income for the second quarter of 2001 includes income of $202,823 relating to a revision in the estimate of Colorado ad valorem taxes due. Based upon the recent receipt of billings from another oil and gas operator for the production years 1998 and 1999, the Company was over- accrued in 1998 and 1999 and has revised its estimate for the year 2000 and the first six months of 2001. Other income of $155,436 for the second quarter of 2000 is comprised of a severance tax refund relating to the years 1998 and 1999.

         Interest expense is $35,198 for the second quarter of 2001 compared to $550,559 for the second quarter of 2000. Higher borrowings, higher rates and accrual of interest for the second quarter of 2000 at a default rate, including interest on unpaid interest, were the reasons interest expense was significantly higher in the second quarter of 2000.

Extraordinary Item

         As more fully described in Footnote 9 to the financial statements, the Company recorded $16,292,093 as an extraordinary gain resulting from the ING credit facility settlement in the second quarter of 2000. No income taxes were provided on the gain since the Company utilized tax loss carryforwards to offset taxes otherwise payable.

Income Taxes

         Upon completion and final review of the Company's year 2000 income tax returns, the Company concluded that its estimate of $59,500 of income taxes in the first quarter of 2001 was not needed and reversed this estimate in the second quarter of 2001.

Six Months Ended June 30, 2001

         The Company realized net income applicable to common shareholders of $6,977,790 or $0.37 per common share ($0.36 per share fully diluted) for the first six months of 2001 compared to $15,553,522 ($.95 per common share) for the first six months of 2000. Included in net income for the six months ended June 30, 2000 is an extraordinary gain resulting from the settlement of the ING credit facility in an amount of $16,292,093 ($1.00 per common share).

         Sales of purchased gas less the related gas acquisition costs and transmission costs produced an operating profit of $229,814 for the first six months of 2001 compared to an operating profit of $62,009 for the first six months of 2000. No depreciation or amortization expense is included in these calculations.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the six months ended June 30, 2001 and June 30, 2000 are shown in the table below:

Net Oil and Gas Production and Sales Prices


                                                             Six months ended June 30
                                 ---------------------------------------------------------------------------------
                                                  2001                                      2000
                                 ---------------------------------------   ---------------------------------------
                                   Kansas       Colorado        Total        Kansas        Colorado       Total
                                 -----------   -----------   -----------   -----------   -----------   -----------
Production
 Oil - mbbl                              .20         97.25         97.45           .49         62.01         62.50
 Natural Gas - mmcf                    49.23       1030.47       1079.70         35.96       1008.62       1044.58
 Total - mmcfe                         50.43       1613.97       1664.40         38.90       1380.68       1419.58

Weighted Average Prices
 Oil - $/bbl                           23.59         27.25         27.24         22.09         26.63         26.60
 Natural Gas - $/mcf                    3.70          5.26          5.19          1.93          2.89          2.86


         The six months ended June 30, 2000 include the 60 Colorado wells sold to an unaffiliated oil and gas company for four months only. The six months ended June 30, 2001 include the Kansas wells for five months only.

         Production costs of oil and gas increased from $1,529,130 for the six months ended June 30, 2000 to $1,637,158 for the six months ended June 30, 2001. The increase is largely attributable to an increase of $158,766 in production taxes based upon the value of the Company's oil and gas sold.

         The six months ended June 30, 2001 contains a $1,107,990 impairment in value related to the July 2001 sale of the Kansas gas gathering systems and pipeline lease and the six months ended June 30, 2000 contains a $170,000 impairment in value to the Texas land held for sale. Both impairments are more fully described in Results of Operations - Three Months Ended June 30, 2001.

         General and administrative expenses for the first six months of 2001 were $1,043,384 and include $103,357 of external costs relating to the Company efforts through McDonald Investments, Inc. to enhance shareholder value. General and administrative expenses for the first six months of 2000 were $945,356.

         Gain on sale of fixed assets for the six months ended June 30, 2001 includes the gain of $4,002,748 from the sale of the Neosho County Kansas project.

         Other income for the six months ended June 30, 2001 includes $202,823 relating to a revision in the estimate of Colorado ad valorem taxes payable while other income for the six months ended June 30, 2000 included a refund of severance taxes payable, all as more fully described in Results of Operations - Three Months Ended June 30, 2001

         Interest expense for the first six months of 2001 was $76,513 and all was to Bank of Oklahoma N.A. under the Company's credit agreement. Interest expense of $1,484,610 for the six months ended June 30, 2000 consists of $43,279 due BMG for the period May 18, 2000 through June 30, 2000 and $1,441,331 accrued on the ING credit facility at the default interest rate. Any unpaid interest due ING was eliminated in the ING credit facility settlement (see Footnote 9 - Extraordinary Items to the Financial Statements).

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

         Oil and Gas Prices and Markets. The Company's revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of foreign governments, international cartels and the United States government. Price declines have in the past and may in the future adversely affect the Company, both in lower prices received for its oil and gas and in reductions in the estimated proved reserves attributable to the Company's properties. The Company's revenues have increased significantly in recent periods as a result of increases in oil and gas prices, and a decrease in oil and gas prices in the future could have an equally significant effect on revenues in the other direction. Natural gas prices have dropped significantly since early in 2001. In addition, the Company's revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

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

         Additional Financing. The Company's borrowing base under its credit facility with Bank of Oklahoma is currently $10,000,000, the maximum borrowing base contemplated by the loan documents. The borrowing base will be redetermined as of October 1, 2001 and every six months thereafter. Although management believes that, based on current oil and gas prices, the Company's proved reserves can support a borrowing base of $10,000,000, there can be no assurance that future declines in oil and gas prices will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

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

         Reliance on Key Personnel. The Company is dependent upon its executive officers and key employees, particularly Bruce D. Benson, its Chief Executive Officer. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. The Company does not have key person life insurance on any of its officers. The Company has agreed to extend Mr. Benson's employment agreement through December 31, 2001.

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

Item 3. Defaults Upon Senior Securities.

         On April 30, 2001 the Company paid all dividends which were in arrears on its Series C Convertible Preferred Stock and is no longer in default on any senior securities. The Company redeemed all outstanding Series C Convertible Preferred Stock which had not been converted to common stock on May 21, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

         No report required.

Item 5. Other Information.

         No report required.

Item 6. Exhibits and Reports on Form 8-K.

         A.       Exhibits:

         None.

         B.       Reports on Form 8-K.

         Form 8-K with a report date of June 14, 2001 describing the sale of the Company's interest in the Neosho County, Kansas project, an undeveloped oil and gas lease sale.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED STATES EXPLORATION, INC.


Date: August 16, 2001             By:    /s/ Bruce D. Benson
                                     -------------------------------------------
                                        Bruce D. Benson, President,
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date: August 16, 2001             By:   /s/ F. Michael Murphy
                                     -------------------------------------------
                                        F. Michael Murphy, Vice President,
                                        Secretary and Chief Financial Officer
                                        (Principal Financial Officer)