Form 10QSB
period 2001-09-30
UNITED STATES EXPLORATION INC
filed 2001-11-14
CIK 847074

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 2001
                               ---------------------------------

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

Yes     No
    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 5, 2001 - 18,825,328.

         Transitional Small Business Disclosure Format (check one):

Yes      No  X
    ---     ---

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

                         UNITED STATES EXPLORATION, INC.


                                      Index



                                                                                               Page
                                                                                               ----
Part I - FINANCIAL INFORMATION

         Item 1     Financial Statements......................................................  4

         Item 2     Management's Discussion and Analysis or Plan of Operation.................  12

Part II - OTHER INFORMATION...................................................................  19

SIGNATURES....................................................................................  20

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                            SEPTEMBER 30      DECEMBER 31,
                                                                 2001             2000
                                                            -------------    -------------
CURRENT ASSETS
  Cash & cash equivalents                                    $ 3,039,068      $   139,411
  Accounts receivable                                          1,688,320        3,707,581
  Due from related parties                                         7,313           25,596
  Inventory                                                       13,891            4,690
  Prepaid expenses & deposits                                    124,373            8,909
                                                             -----------      -----------

      Total current assets                                     4,872,965        3,886,187

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment (full cost method)       19,486,670       19,051,967
  Natural gas gathering systems                                       --          958,163
  Other equipment and leasehold improvements                     185,640          240,599
                                                             -----------      -----------
                                                              19,672,310       20,250,729

OTHER ASSETS
  Pipeline lease, less accumulated amortization
   of $349,436 at December 31, 2000                                   --          357,872
  Loan costs, less accumulated
   amortization of $16,680 at September 30, 2001
   and  $4,859 at December 31, 2000                               36,367           43,942
                                                             -----------      -----------
                                                                  36,367          401,814
                                                             -----------      -----------


    Total assets                                             $24,581,642      $24,538,730
                                                             ===========      ===========

See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    SEPTEMBER 30       DECEMBER 31,
                                                                                        2001               2000
                                                                                    ------------       ------------
CURRENT LIABILITIES
  Accounts payable                                                                  $  2,730,191       $  3,745,145
  Accrued liabilities                                                                    202,313            164,121
  Due related parties                                                                     26,165             20,028
                                                                                    ------------       ------------

   Total current liabilities                                                           2,958,669          3,929,294

NON CURRENT LIABILITIES
  Note payable-Bank                                                                           --          3,456,200
                                                                                    ------------       ------------
  Total non-current liabilities                                                               --          3,456,200
                                                                                    ------------       ------------
Total Liabilities                                                                      2,958,669          7,385,494

STOCKHOLDERS' EQUITY
  Preferred stock-$.01 par value
    Authorized-100,000,000 shares
    issued and outstanding Series C Cumulative
    Convertible-443,166 shares at December 31, 2000
    (liquidation preference of $3,190,796 at
    December 31, 2000                                                                         --          2,658,996
  Common stock-$.0001 par value
    Authorized-500,000,000 shares
    issued and outstanding-18,825,328 shares at
    September 30, 2001 and 18,620,631 shares
    at December 31, 2000 respectively                                                      1,882              1,861
  Capital in excess of par                                                            36,683,713         36,226,740
  Accumulated deficit                                                                (15,062,622)       (21,734,361)
                                                                                    ------------       ------------

    Total stockholders' equity                                                        21,622,973         17,153,236
                                                                                    ------------       ------------

Total liabilities & stockholders' equity                                            $ 24,581,642       $ 24,538,730
                                                                                    ============       ============

See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       THREE MONTHS        THREE MONTHS         NINE MONTHS         NINE MONTHS
                                                           ENDED               ENDED               ENDED               ENDED
                                                     SEPTEMBER 30, 2001  SEPTEMBER 30, 2000  SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
                                                     ------------------  ------------------  ------------------  ------------------
REVENUES
   Sale of purchased gas                               $           --      $      442,056      $    1,263,885      $    1,092,293
   Sale of company produced oil and gas                     2,049,377           2,375,426          10,215,258           7,020,905
   Contracting and operating fees                               8,848              15,231              44,943              44,314
   Gain on sale of fixed assets                                22,774                  --           4,025,522                  --
                                                       --------------      --------------      --------------      --------------
                                                            2,080,999           2,832,713          15,549,608           8,157,512

COSTS & EXPENSES
   Gas acquisition costs                                           --             254,962             695,017             638,918
   Gathering & transmission costs                                  --             140,715             339,054             344,988
   Production costs-oil and gas                               699,783             705,017           2,336,940           2,234,147
   Depletion, depreciation, and amortization                  660,189             616,333           2,372,464           2,019,852
   Provision for impairment of assets                              --                  --           1,107,990             170,000
   General and administrative expenses                        510,253             485,202           1,553,637           1,430,559
                                                       --------------      --------------      --------------      --------------
                                                            1,870,225           2,202,229           8,405,102           6,838,464

   Earnings from operations                                   210,774             630,484           7,144,506           1,319,048

OTHER INCOME (EXPENSE)
   Interest income                                             17,516                   5              17,516              20,280
   Interest expense                                            (2,540)            (90,226)            (79,053)         (1,574,837)
   Other                                                           --             (21,856)            202,823             121,705
                                                       --------------      --------------      --------------      --------------
                                                               14,976            (112,077)            141,286          (1,432,852)
                                                       --------------      --------------      --------------      --------------
Income (loss) before extraordinary item                       225,750             518,407           7,285,792            (113,804)
   Extraordinary gain on extinguishment of debt                    --                  --                  --          16,292,093
                                                       --------------      --------------      --------------      --------------
Net Income                                                    225,750             518,407           7,285,792          16,178,289
                                                       --------------      --------------      --------------      --------------

   Preferred stock dividends attributable to period                --             (53,180)            (82,252)           (159,540)
                                                       --------------      --------------      --------------      --------------
Net income applicable to common stockholders                  225,750             465,227           7,203,540          16,018,749
                                                       --------------      --------------      --------------      --------------

Earnings per common share:
Income (loss) before extraordinary item                $         0.01      $         0.02      $         0.38      $        (0.02)
Extraordinary gain on extinguishment of debt           $           --      $           --      $           --      $         0.95
                                                       --------------      --------------      --------------      --------------
Basic earnings per common share                        $         0.01      $         0.02      $         0.38      $         0.93
                                                       ==============      ==============      ==============      ==============
Weighted average common shares outstanding                 18,825,328          18,620,631          18,747,870          17,115,136
                                                       ==============      ==============      ==============      ==============
Fully diluted earnings per common share                $         0.01      $         0.02      $         0.38      $         0.93
                                                       ==============      ==============      ==============      ==============
Weighted average common shares outstanding                 18,934,661          18,620,631          19,359,080          17,115,136
                                                       ==============      ==============      ==============      ==============





See accompanying notes

                         UNITED STATES EXPLORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   Nine Months Ended    Nine Months Ended
                                                                                   September 30, 2001   September 30, 2000
                                                                                   ------------------   ------------------
CASH FLOWS FROM OPERATIONS
         Net Income                                                                  $     7,285,792      $    16,178,289

         Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation, depletion and amortization                                        2,372,464            2,019,852
           Provision for impairment of assets                                              1,107,990              170,000
           Loss (gain) on sale of assets                                                  (4,025,522)              35,967
           Extraordinary gain on extinguishment of debt - non cash                                --          (13,919,542)
           Decrease (increase) in accounts receivable (net)                                2,019,261             (924,670)
           Decrease in due from related parties                                               18,283               25,236
           Increase in inventory                                                              (9,201)              (3,595)
           Decrease (increase) in prepaid expenses                                          (115,464)               3,474
           Decrease in accounts payable and accrued expenses                                (976,762)          (1,082,418)
            Increase in due to related parties                                                 6,137                2,149
           Stock issued as compensation                                                       67,000               36,000
           Other                                                                                  (8)                  --
                                                                                     ---------------      ---------------
         Net cash provided by operating activities                                         7,749,970            2,540,742

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                                           (5,078,532)          (2,523,474)
           Proceeds from sale of properties and equip                                      6,567,467            7,188,500
                                                                                     ---------------      ---------------
         Net cash provided by investing activities                                         1,488,935            4,665,026

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of Note Payable to Bank                                             (15,609,000)         (21,000,000)
           Proceeds from Debt (Net of loan costs)                                         12,152,800            7,940,934
           Common Stock issued (net of issuance costs)                                            --            3,290,000
           Dividends paid-Series C convertible
             preferred stock                                                                (614,052)                  --
           Redemption of Series C convertible
             preferred stock                                                              (2,268,996)                  --
                                                                                     ---------------      ---------------
           Net cash used in Financing Activities                                          (6,339,248)          (9,769,066)

Net increase (decrease) in cash and cash equivalents                                       2,899,657           (2,563,298)

Cash and cash equivalents-beginning of period                                                139,411            3,096,691
                                                                                     ---------------      ---------------
Cash and cash equivalents-end of period                                              $     3,039,068      $       533,393
                                                                                     ---------------      ---------------

See accompanying notes
Supplemental Disclosures - Conversion of preferred shares
     Conversion of preferred shares to common shares                                 $       390,000      $            --

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

NOTE 2 - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist of normal recurring accruals. The results of operations for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year.

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


                                                 Three          Three           Nine             Nine
                                                 Months         Months          Months           Months
                                                 Ended          Ended           Ended            Ended
                                                 9/30/01        9/30/00         9/30/01          9/30/00
                                               -----------     -----------     -----------     -----------

Numerator:
         Net income attributable to common
           shareholders                        $   225,750     $   465,227     $ 7,203,540     $16,018,749
         Preferred stock dividends                      --          53,180          82,252         159,540
                                               -----------     -----------     -----------     -----------
         Net income assuming full dilution     $   225,750     $   518,407     $ 7,285,792     $16,178,289
                                               ===========     ===========     ===========     ===========

Denominator:
         Basic shares                           18,825,328      18,620,631      18,747,870      17,115,136
         Effect of dilutive securities
                  Series C convertible
                     preferred stock(1)                 --              --         510,530              --
                  Employee and director
                     stock options                 109,333              --         100,680              --
                                               -----------     -----------     -----------     -----------
         Dilutive effect                           109,333              --         611,210              --
                                               -----------     -----------     -----------     -----------
         Shares assuming full dilution          18,934,661      18,620,631      19,359,080      17,115,136
                                               ===========     ===========     ===========     ===========

Basic earnings per share                       $      0.01     $      0.02     $      0.38     $      0.93

Diluted earnings per share                     $      0.01     $      0.02     $      0.38     $      0.93



----------

(1) In connection with the redemption of all of the Company's Series C Convertible Preferred Stock, 144,981 shares of the Company's common stock were issued upon conversion of Series C Convertible Preferred Stock prior to the redemption date. The remaining Series C Convertible Preferred Stock was redeemed for cash. See Note 7.

The computation of diluted earnings per share did not assume the conversion of options or preferred stock during the third quarter of 2000 or the nine months ended September 30, 2000 as the effect would have been anti-dilutive to the loss from continuing operations.

NOTE 4 - COMMITMENTS

Effective July 1, 1998, the Company entered into a 117 month lease for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The approximate minimum aggregate rental commitment under the office space lease is as follows:

                           2001 (remainder of year)           $     44,451
                           2002                                    177,804
                           2003                                    219,150
                           2004                                    232,932
                           Thereafter                              757,029
                                                              ------------
                                                              $  1,431,366
                                                              ============

The Company has committed to drill 20 wells by November 30, 2001 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company (UPR). At September 30, 2001, 19 wells had been commenced or drilled pursuant to the Exploration Agreement and, subsequent to September 30, 2001, the last well required during this option period was commenced.

NOTE 5 - CREDIT AGREEMENT AND OTHER BORROWINGS

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon the borrowing base redetermination as of October 2001, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan (5.25% at September 30, 2001), and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1 and (iii) maintain a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated interest (as defined) of 2.5 to 1. The Company has no borrowings under its credit agreement at September 30, 2001.

NOTE 6 - PROPERTY ACQUISITION AND SALE

On March 1, 2001, the Company's board of directors approved the purchase of an oil and gas project from Benson Mineral Group, Inc. ("BMG") located in Neosho County, Kansas. The Chairman of the Company's Board of Directors, being the President of BMG, abstained from the Board's vote on this matter. The purchase price of the property was BMG's cost basis in the property. On June 14, 2001, the Company sold its interest in this project. The costs of the non-producing properties contained in this project were not included in the Company's full cost pool of amortizable oil and gas property and equipment. The gain on sale of $4,033,748 is included as a gain on sale of fixed assets in the condensed consolidated statement of operations. This was not a recurring transaction for the Company.

NOTE 7 - SERIES C PREFERRED STOCK

After obtaining a waiver from its lender, the Company, on April 30, 2001, called for redemption all of the 443,166 outstanding shares of its Series C Convertible Preferred Stock. At the same time, accrued dividends on the Series C Convertible Preferred Stock from July 1, 1998 through March 31, 2001 were declared and paid in the amount of $584,980. The redemption date was May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date, was $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of the Company's common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C Convertible Preferred Stock). The holders of 65,000 shares of Series C Convertible Preferred Stock elected to convert. As a result, 144,981 shares of the Company's common stock were issued to those holders electing to convert and the remaining 378,166 shares of Series C Convertible Preferred Stock were redeemed for a total of $2,295,468, including $26,472 in accrued dividends.

NOTE 8 - SALE OF KANSAS PROPERTIES

In July of 2001, the Company completed the sale of its Kansas gas gathering systems and oil and gas properties for $550,000. Included in the sale was the stock of the Company's wholly owned subsidiary Producers Service Incorporated. The Company allocated $150,000 of the sales proceeds to its gas gathering systems and pipeline lease. At June 30, 2001, the Company impaired the value of its gas gathering systems and pipeline lease by $1,107,990 to reflect the fair market of these assets. The $400,000 received for the oil and gas properties was credited to the full cost pool of oil and gas properties and equipment and no gain or loss was recognized on this part of the sale. This is not a recurring transaction for the Company.

NOTE 9 - EXTRAORDINARY ITEM

At September 1999, the Company was in default under a credit agreement with ING (U.S.) Capital Corporation ("ING"). In May 2000, the Company settled its obligations to ING and realized an extraordinary item of income from that settlement. The extraordinary item is comprised of the following:


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
                                                        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         Increases in oil and gas prices in late 2000 and early 2001 along with the sale of the Neosho County Kansas project, the sale of the other southeast Kansas properties and the settlement in May 2000 of the loan we obtained to purchase our Colorado properties, have had dramatic effects on our financial condition and results of operations. However, natural gas prices have declined significantly since early 2001 and the Company experienced field curtailments of natural gas sales in the third quarter of 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facilities

         In connection with the 1998 acquisition of our Colorado properties, we entered into a loan agreement with ING (U.S.) Capital Corporation. At September 30, 1999, the Company was in default under that loan agreement. On May 18, 2000, the Company settled the $33,979,789 outstanding balance (including accrued interest) of that loan for $17,000,000.

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

         On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon the borrowing base redetermination as of October 2001, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan (4.75% at November 5, 2001), and is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1.

Capital Expenditures

         Capital expenditures in the third quarter of 2001 were $475,514. Capital expenditures consisted primarily of costs incurred in the continuing development of the Company's Colorado oil and gas properties.

         Under our Exploration Agreement with UPR, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2001. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not commenced. As of November 5, 2001, all 20 commitment wells have been or are in the process of being drilled.

Cash Balances and Cash Flow

         As of November 5, 2001 the Company had cash and cash equivalents of approximately $3,600,000. Substantially all of the Company's available cash is currently invested in money market funds via a sweep account arrangement with Bank of Oklahoma, N.A. Current commodity prices are expected to produce positive cash flow before capital spending for the remainder of 2001. However, there can be no assurance that prices will remain at current levels or that cash flow will be positive.

Series C Preferred Stock

         After obtaining a waiver from the Company's lender, the Company, on April 30, 2001, called for redemption all of its Series C Convertible Preferred Stock. Accrued dividends from July 1, 1998 through March 31, 2001 were paid in the amount of $584,980. The redemption date was May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date, is $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of the Company's common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C

Convertible Preferred Stock). The Company issued 144,981 shares of its common stock to the holders who elected to convert plus cash of $2,600 for dividends through May 2, 2001. The Company paid $2,295,468, including dividends of $26,472 from April 1, 2001 through May 21, 2001 to the holders whose shares were redeemed. The payment of dividends in arrears reduced the number of persons on the Company's Board of Directors because the terms of the two board members elected by the holders of the Series C Convertible Preferred Stock automatically terminated upon such payment.

Results of Operations

Quarter Ended September 30, 2001

         The Company realized net income of $225,750 ($0.01 per share) for the third quarter of 2001 compared to net income applicable to common shareholders of $465,227 ($0.02 per share) for the third quarter of 2000.

         The Company sold its Kansas gas gathering systems effective June 1, 2001 and had no continuing gas gathering operations in the third quarter of 2001. Sales of purchased gas less the related gas acquisition costs and gathering and transmission costs provided an operating profit of $46,379 for the third quarter of 2000. No depreciation or amortization expense was included in that calculation.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended September 30, 2001 and September 30, 2000 are shown in the table below:

Net Oil and Gas Production and Sales Prices


                                                  Three months ended September 30
                             ------------------------------------------------------------------------
                                            2001                                2000
                             ----------------------------------   ----------------------------------
                                                                                                       Three months
                                                                                                           ended
                               Kansas    Colorado       Total       Kansas     Colorado       Total    June 30, 2001
                             ---------   ---------    ---------   ---------    ---------    --------   -------------
Production
 Oil - mbbl                       --        41.01        41.01          .16        27.40        27.56        51.14
 Natural Gas - mmcf               --       436.38       436.38        18.22       398.18       416.40       585.75
 Total - mmcfe                    --       682.44       682.44        19.18       562.58       581.76       892.59

Weighted Average Prices
 Oil - $/bbl                      --        26.32        26.32        21.63        30.02        29.97        27.50
 Natural Gas - $/mcf              --         2.28         2.28         2.51         3.78         3.72         3.52


         Oil and gas production costs of $705,017 for the third quarter of 2000 compare to $699,783 for the third quarter of 2001.

         General and administrative expenses for the third quarter of 2001 were $510,253 and include costs of $85,626 for external services provided in connection with the Board's analysis of strategic alternatives to enhance shareholder value. General and administrative expenses for the third quarter of 2000 were $485,202.

         Interest expense was $2,540 for the third quarter of 2001 compared to $90,226 for the third quarter of 2000. The Company had no debt during the third quarter of 2001 and paid commitment fees only. Available cash was invested in a money market fund and produced $17,516 of interest income for the third quarter of 2001.

Nine Months Ended September 30, 2001

         The Company realized net income applicable to common shareholders of $7,203,540 or $0.38 per common share for the first nine months of 2001 compared to $16,018,749 ($.93 per common share) for the first nine months of 2000. Included in net income for the nine months ended September 30, 2000 is an extraordinary gain resulting from the settlement of the ING credit facility in an amount of $16,292,093 ($.95 per common share).

         Sales of purchased gas less the related gas acquisition costs and transmission costs produced an operating profit of $229,814 for the first nine months of 2001 compared to an operating profit of $108,387 for the first nine months of 2000. No depreciation or amortization expense is included in these calculations. The Company sold its Kansas gas gathering systems effective June 1, 2001 and the 2001 results include only five months of operations of those systems.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the nine months ended September 30, 2001 and September 30, 2000 are shown in the table below:

Net Oil and Gas Production and Sales Prices


                                                           Nine months ended September 30
                           --------------------------------------------------------------------------------------------
                                              2001                                             2000
                           --------------------------------------------    --------------------------------------------
                              Kansas         Colorado          Total          Kansas         Colorado         Total
                           ------------    ------------    ------------    ------------    ------------    ------------
Production
 Oil - mbbl                         .20          138.25          138.45             .65           89.41           90.06
 Natural Gas - mmcf               49.23         1466.85         1516.08           54.18         1406.86         1461.04
 Total - mmcfe                    50.43         2296.35         2346.78           58.08         1943.32         2001.40

Weighted Average Prices
 Oil - $/bbl                      23.59           27.21           27.20           21.99           27.67           27.63
 Natural Gas - $/mcf               3.70            4.29            4.27            2.13            3.14            3.10

         The nine months ended September 30, 2000 include the 60 Colorado wells sold to an unaffiliated oil and gas company for four months only. The nine months ended September 30, 2001 include the Kansas wells for five months only.

         Production costs of oil and gas increased from $2,234,147 for the nine months ended September 30, 2000 to $2,336,940 for the nine months ended September 30, 2001. The increase is attributable to an increase of $237,868 in production taxes based upon the value of the Company's oil and gas sold.

         The nine months ended September 30, 2001 contains a $1,107,990 impairment in value related to the July 2001 sale of the Kansas gas gathering systems and pipeline lease and the nine months ended September 30, 2000 contains a $170,000 impairment in value to the Texas land held for sale.

         General and administrative expenses for the first nine months of 2001 were $1,553,637 and include costs of $188,983 for external services provided in connection with the Board's analysis of strategic alternatives to enhance shareholder value. General and administrative expenses for the first nine months of 2000 were $1,430,559.

         Gain on sale of fixed assets for the nine months ended September 30, 2001 includes the gain of $4,033,748 from the sale of the Neosho County Kansas project.

         Other income for the nine months ended September 30, 2001 includes $202,823 relating to a revision in the estimate of Colorado ad valorem taxes payable while other income for the nine months ended September 30, 2000 included a refund of severance taxes payable.

         Interest expense for the first nine months of 2001 was $79,053, all of which was incurred under the Company's credit agreement with Bank of Oklahoma N.A. Interest expense of $1,574,837 for the nine months ended September 30, 2000 consists of $35,973 to the Bank of Oklahoma for the period August 25, 2000 through September 30, 2000, $97,533 to BMG for the period May 18, 2000 through August 24, 2000, and $1,441,331 accrued on the ING credit facility at the default interest rate before the Company's settlement with ING. All unpaid interest due ING was eliminated in that settlement (see Note 9 to the Financial Statements).

Extraordinary Item

         As more fully described in Note 9 to the Financial Statements, the Company recorded $16,292,093 as an extraordinary gain resulting from the ING credit facility settlement during the first nine months of 2000.

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

         Oil and Gas Prices and Markets. The Company's revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of foreign governments, international cartels and the United States government. Price declines have in the past and may in the future adversely affect the Company, both in lower prices received for its oil and gas and in reductions in the estimated proved reserves attributable to the Company's properties. The Company's revenues increased significantly in late 2000 as a result of increases in oil and gas prices. Decreases in oil and gas prices since early 2001 have had a significant negative effect on revenues. Fluctuations in oil and gas prices in the future may significantly affect the Company's revenues. In addition, the Company's revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

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

         Additional Financing. The Company's borrowing base under its credit facility with Bank of Oklahoma is currently $10,000,000, the maximum borrowing base contemplated by the loan documents. The borrowing base will be redetermined as of April 1, 2002 and every six months thereafter. Although management believes that, based on current oil and gas prices, the Company's proved reserves can support a borrowing base of $10,000,000, there can be no assurance that future declines in oil and gas prices will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

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

         Reliance on Key Personnel. The Company is dependent upon its executive officers and key employees, particularly Bruce D. Benson, its Chief Executive Officer. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. The Company does not have key person life insurance on any of its officers. The Company has extended Mr. Benson's employment agreement with the Company through December 31, 2001.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         No report required.

Item 2.           Changes in Securities.

         The 144,981 shares of common stock issued upon conversion of Series C Convertible Preferred Stock in May 2001 were issued under the exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

                                   UNITED STATES EXPLORATION, INC.


Date: November 14, 2001            By:    /s/ Bruce D. Benson
                                       -----------------------------------------
                                         Bruce D. Benson, President,
                                         Chief Executive Officer and
                                         Chairman of the Board
                                         (Principal Executive Officer)

Date: November 14, 2001            By:   /s/ F. Michael Murphy
                                       -----------------------------------------
                                         F. Michael Murphy, Vice President,
                                         Secretary and Chief Financial Officer
                                         (Principal Financial Officer)