Form 10KSB
period 2001-12-31
UNITED STATES EXPLORATION INC
filed 2002-04-01
CIK 847074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 2001

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from __________ to ___________

                         Commission file number 1-13513

                         UNITED STATES EXPLORATION, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 Colorado                                     84-1120323
     -------------------------------                      -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

1560 Broadway, Suite 1900, Denver, Colorado                     80202
-------------------------------------------                   ---------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $17,466,322.

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 13, 2002, was approximately $15,658,000 based upon the last reported sale of the registrant's Common Shares on that date.

The total number of Common Shares outstanding as of March 13, 2002 was 18,855,906.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                       PAGE
PART I

         Items 1 and 2.      Description of Business and Properties                      1

         Item 3.             Legal Proceedings                                          10

         Item 4.             Submission of Matters to a Vote of
                             Security Holders                                           10

PART II

         Item 5.             Market for Common Equity and Related
                             Stockholder Matters                                        10

         Item 6.             Management's Discussion and Analysis or
                             Plan of Operation                                          11

         Item 7.             Financial Statements                                       21

         Item 8.             Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure                     21

PART III

         Item 9.             Directors, Executive Officers, Promoters and
                             Control Persons; Compliance With Section 16(a)
                             of the Exchange Act                                        22

         Item 10.            Executive Compensation                                     24

         Item 11.            Security Ownership of Certain Beneficial Owners
                             and Management                                             27


         Item 12.            Certain Relationships and Related Transactions             29

         Item 13.            Exhibits and Reports on Form 8-K                           30

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

ITEMS 1. AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

         United States Exploration, Inc. ("UXP" or the "Company") is an independent producer of oil and natural gas. Our oil and gas properties are located in the Wattenberg area of the Denver-Julesburg Basin in northeastern Colorado. During 2001, we sold our oil and gas properties and natural gas gathering systems in Kansas. We are a Colorado corporation originally incorporated in 1989.

OIL AND GAS PRODUCTION

         Net oil and gas production (after royalties), average production costs and average sales prices for our products for the years ended December 31, 2001, 2000 and 1999 are shown in the table below:

                           NET OIL AND GAS PRODUCTION,
                    AVERAGE PRODUCTION COSTS AND SALES PRICES

                               Net              Production     Average Sales Price
                            Production           Cost Per      --------------------
                      ----------------------    Equivalent      Per Bb1     Per Mcf
Period                Oil (Mbbl)   Gas(Mmcf)      Unit(1)       of Oil      of Gas
------                ----------   ---------    -----------    --------    --------
Year ended
December 31,
2001(2)                 178.3        1,879       $   5.01      $  26.19    $   3.98

Year ended
December 31,
2000(2)                 132.2        1,955       $   6.71      $  29.30    $   3.64

Year ended
December 31,
1999(2)                 107.6        2,471       $   5.38      $  17.04    $   2.14

----------
(1) Production cost per equivalent unit is calculated at the rate of 6 Mcf of natural gas per Bbl of oil.

(2) Substantially all of the oil and gas production is attributable to the Colorado properties. Production for 2000 includes four months of production from the 60 wells sold to an unaffiliated oil and gas company effective May 1, 2000. Production for 2001 includes five months of production from our wells in Kansas which were sold effective June 1, 2001.

         Our natural gas is sold at prices determined on a monthly basis by reference to various published futures or spot prices for gas. Oil is also sold at prevailing spot prices. During the year ended December 31, 2001, there were two purchasers or operators who accounted for more than 10% of our revenues from purchased and produced oil and gas sales. Pan Canadian Energy Resources, Inc. (formerly North American Resources Company) and Diamond Shamrock purchased from the Company or sold for the Company's account oil and gas constituting 52% and 14%, respectively, of total 2001 sales. The loss of either of these purchasers would temporarily affect our revenues, but we believe we will continue to have a market for our products for the foreseeable future. (See Note 10 of Notes to Consolidated Financial Statements for more detail.)

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

PROPERTIES

         The following table summarizes our gross and net producing wells and gross and net developed acres at December 31, 2001, all of which are in Colorado.

                              Producing
                               Wells
                 ---------------------------------           Developed            Undeveloped
                       Gas                Oil                  Acres                 Acres
                 --------------      -------------       ------------------     --------------
                 Gross      Net      Gross     Net       Gross        Net       Gross      Net
                 -----      ---      -----     ---       ------      ------     -----      ---
                  309       132        99       44       43,848      41,015       320      320

----------
         (1) The Company owns different interests in different productive or potentially productive formations on many of its properties. The net acres reflected in the table are based on the Company's interests in the formation from which most of its production is derived (the J formation). The Company's interests in other formations can be different based upon the terms of the many agreements under which the interests were acquired.

         We operate 84 of the wells in which we own an interest.

         As part of the acquisition of our Colorado properties in May 1998, we entered into an Exploration Agreement with Union Pacific Resources Company ("UPR") giving us the right to explore and develop parts of UPR's undeveloped acreage in the Denver-Julesburg Basin, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to other agreements that revert to UPR during the term of the Exploration Agreement. The Exploration Agreement had an initial term of 18 months that ended on November 30, 1999, and we have the right to renew the Exploration Agreement for up to five 12-month option periods, assuming that we have drilled the required number of commitment wells during the preceding period. We do not have to extend the Exploration Agreement for any 12-month option period unless we choose to do so. To preserve our right to extend, we were required to drill, deepen or re-enter 15 commitment wells during the initial 18-month term and are required to drill 20 commitment wells during each 12-month option term for which we elect to extend. We fulfilled the commitment well requirements for the initial term and each of the first two option periods and have elected to extend the Exploration Agreement for the third option period ending November 30, 2002. We drilled more than 20 wells in the second option period and four of those excess wells will carry over and count as commitment wells in the third option period. If we do not drill the required number of commitment wells during any option period for which the Exploration Agreement has been extended, the Exploration Agreement will terminate at the end of the period and we will be required to pay liquidated damages of $125,000 for each commitment well that we did not drill during the period. The failure to drill the commitment wells during any option period might have a material adverse effect on the financial condition and prospects of the Company. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources" and Note 14 of Notes to Consolidated Financial Statements.

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

DRILLING ACTIVITY

         The following table summarizes the Company's drilling activities during the years ended December 31, 2001, 2000 and 1999.

                                  2001                    2000                     1999
                           -------------------    --------------------     --------------------
                           Productive     Dry     Productive      Dry      Productive      Dry
                           ----------    -----    ----------     -----     ----------     -----
Gross new wells(2)           48.00        1.00       39.00        1.00        5.00        2.00
Net new wells(1)              8.78         .50        9.90         .12        1.38         .01

Gross re-entries(3)             --          --        5.00          --        5.00          --
Net re-entries(1)               --          --        5.00          --        5.00          --

Gross deepenings(4)           5.00          --        5.00          --       16.00        1.00
Net deepenings(1)             2.08          --        1.86          --        6.49         .50

Gross recompletions(5)       15.00          --       19.00          --          --          --
Net recompletions(1)         13.09          --       17.53          --          --          --

----------
         (1) Net wells are the number of gross wells in which the Company participated multiplied by the Company's interest in each well.

         (2) Most of the new Colorado wells in 2001, 2000 and 1999 were drilled under farm-out arrangements pursuant to which the Company was carried on most costs through commencement of production.

         (3) Represents previously plugged well bores re-entered by the Company to reestablish production.

         (4) Represents productive wells deepened to establish production from a deeper formation.

         (5) Represents productive wells recompleted to establish production in a shallower formation.

         All of the wells shown in the above table are located in Northeastern Colorado, except three gross and net new productive wells drilled in 2000 which were located in Kansas.

         All of the wells reflected in the table were development wells. The Company is or was the operator of the following net wells:

                          2001                      2000                       1999
                  --------------------      ---------------------     ---------------------
                  Productive       Dry      Productive        Dry     Productive        Dry
                  ----------       ---      ----------        ---     ----------        ---
Net new wells         2             --           4             --         --             --
Net re-entries       --             --           5             --          5             --
Net deepenings       --             --          --             --         --             --
Net recompletions     4             --           3             --         --             --

         All of the other wells reflected in the above table are operated by other oil and gas companies.

         From December 31, 2001 through March 13, 2002, the Company has participated in the recompletion or deepening of four existing wells (1.61 net wells), and the drilling of two new development wells (1.05 net wells).

RESERVES

         The following is a summary of the Company's estimated proved reserves as of December 31, 2001 and 2000:

                                                      December 31
                          --------------------------------------------------------------------
                                        2001                                2000
                          --------------------------------    --------------------------------
                           Kansas     Colorado      Total      Kansas     Colorado     Total
                          --------    --------    --------    --------    --------    --------
Crude Oil -
  Mbbl                          --     2,146.7     2,146.7          .9     3,568.3     3,569.2

Natural Gas -
  Mmcf                          --    37,259.0    37,259.0       237.6    64,794.4    65,032.0

Total - Mmcfe                   --    50,139.2    50,139.2       243.0    86,204.2    86,447.2

         Effective June 1, 2001 the Company sold its Kansas properties to an unaffiliated oil and gas company who managed the field operations in Kansas.

         Effective May 1, 2000 the Company sold its interests in 60 Colorado producing wells and associated undeveloped acreage to an unaffiliated oil and gas company.

         See Note 16 of Notes to Consolidated Financial Statements for more detailed information concerning changes in the Company's estimated oil and gas reserves during 2001 and 2000. As of December 31, 2001, reserves were calculated using prices of $19.20/Bbl of oil and $2.03 per Mcf of natural gas. As of December 31, 2000, reserves were calculated using prices of $26.05/Bbl of oil and $9.32 (Colorado) or $3.94 (Kansas) per Mcf of natural gas.

         No reserve estimates were filed with any other federal authorities or agencies since January 1, 2001.

FACILITIES

         We occupy a portion of our executive and administrative offices at 1560 Broadway, Suite 1900, Denver, Colorado, pursuant to a Cost and Expense Sharing Agreement with Benson Mineral Group, Inc. ("BMG"), an affiliate of Bruce D. Benson, Chairman of the Board, Chief Executive Officer and President of the Company. Pursuant to that Agreement, we share approximately 8,440 square feet of office space with BMG and pay our pro rata share of office rent, personnel costs, administrative costs and expenses to BMG on a monthly basis. Since July 1, 1998, BMG has waived its right under that Agreement to charge us a portion of its rent costs for its currently leased space other than a portion of Mr. Benson's office being a total of $1,432 monthly. During 2001, we paid or accrued approximately $112,000 in rent and common expenses to BMG under this Agreement.

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

EMPLOYEES

         At March 13, 2002, we had seven employees and were using the services of five BMG employees, all of whom are executive and office personnel. Under our Cost and Expense Sharing Agreement with BMG, we share with BMG certain employees who keep track of the time spent on our business and on BMG's business. We reimburse BMG for a portion of its costs for shared BMG employees corresponding to the portion of their time spent on our business and BMG reimburses us for a portion of our costs for our employees corresponding to the portion of their time spent on BMG's business. During 2001, BMG paid us approximately $157,000 and we paid BMG approximately $95,000 under this arrangement. Based upon time charged during 2001, the Company used the services of the equivalent of 8.83 full time employees in that year. Prior to August 1, 2001, all 12 of the shared employees were employed by us.

         The Company also engages independent contractors to supplement the services of its employees as needed. At March 13, 2002, the Company was using the services of approximately three independent contractors on a full time equivalent basis.

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

Proved                     Proved reserves that are expected to be recovered
Undeveloped                from new wells or from existing wells where a
Reserves:                  relatively major expenditure is required for
                           recompletion.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating against the Company or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no items submitted to a vote of the Company's Shareholders during the quarter ended December 31, 2001.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock reported by the American Stock Exchange for each quarter of 2001 and 2000.

                                           HIGH                  LOW
                                           ----                  ---
2001

Fourth Quarter                             $2.25                 $1.51
Third Quarter                              $2.85                 $1.65
Second Quarter                             $4.24                 $1.53
First Quarter                              $2.00                 $1.06

2000

Fourth Quarter                             $1.81                 $1.00
Third Quarter                              $2.25                 $1.38
Second Quarter                             $2.69                 $0.56
First Quarter                              $1.63                 $0.75

         The number of record holders of the Common Stock as of December 31, 2001 was 388. The Company estimates that there were approximately 1,500 beneficial owners of its Common Stock as of that date.

         No dividends on the Common Stock have been paid by the Company to date nor does the Company anticipate that dividends will be paid in the foreseeable future. The Company's credit facility with Bank of Oklahoma prohibits the payment of dividends on the Common Stock.

         After obtaining a waiver from the Company's lender, the Company, on April 30, 2001, called for redemption of all of its Series C Convertible Preferred Stock. Accrued dividends from July 1, 1998 through March 31, 2001 were paid in the amount of $584,980. The redemption date was May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date was $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of the Company's common stock at a conversion price of $2.69 (2.32048 shares of common stock for each share of Series C Convertible Preferred Stock). The Company issued 144,981 shares of its common stock to the holders who elected to convert plus cash of $2,600 for dividends through May 2, 2001 to the holders whose shares were converted. The payment of dividends in arrears reduced the number of persons on the Company's Board of Directors because the terms of the two board members elected by the holders of the Series C Convertible Preferred Stock automatically terminated upon such payment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

         Oil and gas prices were very high as we entered 2001 and were very low as we entered 2002. Declining prices adversely affected our revenues for the year. During 2001, we sold our Kansas properties and gathering systems for a loss (impairment in value as reported in the financial statements) of $1,107,990 and sold our Neosho County, Kansas lease position, which we had acquired from BMG at its cost, for a profit of $4,027,835. We also redeemed or converted to common stock all of our Series C Convertible Preferred Stock. We began 2002 with cash exceeding $3,000,000 and an available credit facility of $10,000,000. We intend to use the cash and credit facility to actively develop our oil and gas properties and participate in other activities that, in the judgment of the Board of Directors, will increase shareholder value.

         In December, 2000, we retained McDonald Investments, Inc., a Key Corp. company, to provide advisory services in connection with the Board of Directors' analysis of strategies to maximize shareholder value. Our board of directors is continuing to explore the alternatives that may be available to translate our improved financial condition and operating results into additional value for our shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facilities

         We have a revolving credit facility with Bank of Oklahoma, N.A. that is available through August 1, 2003. Based upon a borrowing base redetermination in October 2001, the amount available under the line is $10 million, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of our oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require us to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1. At March 13, 2002, there were no borrowings outstanding under the line.

Capital Expenditures

         Our capital expenditures for 2001 were $6,458,162, including approximately $1,985,000 for the acquisition of the Neosho County Kansas project which was purchased from BMG at its cost on March 1, 2001 ($1,540,000) and subsequent expenditures by us on that project ($445,000). We sold the Neosho project in June 2001 for a profit of $4,027,835. The other capital expenditures during 2001 consist primarily of costs incurred in the continuing development of our oil and gas properties.

         Under the Exploration Agreement described in Note 14 of the Consolidated Financial Statements, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2002. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not commenced. As of March 13, 2002, six commitment wells have been or are in the process of being drilled. Management believes that the remainder of the commitment under the Exploration Agreement during the current period will be satisfied.

         In November 1999, we entered into a farm-out arrangement in which we granted an unaffiliated oil and gas company the right to drill and complete up to 20 Colorado wells prior to December 31, 2000. This arrangement was amended in 2000 to add two additional wells and to extend the drilling deadline. The other company will pay all of the costs to drill and complete the wells, and will earn a 78% working interest in the wellbore of each well drilled and completed as a producing well. If actual costs exceed 105% of estimated costs computed on a quarterly basis for wells commenced in that quarter, we are required to pay 22% of the excess costs. At March 13, 2002, all 22 wells have been drilled under this arrangement. We have recently been invoiced for our share of excess costs for 18 of the 22 wells in the amount of $130,762.

         In June of 2000, we entered into a similar arrangement with the same unaffiliated oil and gas company whereby they could drill up to 62 Colorado wells at no cost to us and we would own approximately 20% of each well drilled. These are wells which we had no plans to drill ourselves. Of the 62 wells, 25 could be counted to satisfy our commitment well obligations under the Exploration Agreement with UPR. At March 13, 2002, 39 producing wells have been drilled under this second program, 18 of which qualify as commitment wells under the UPR Exploration Agreement.

         On February 6, 2001, we entered into a series of 10 farmout agreements with the same unaffiliated oil and gas company. Each agreement provides for a Colorado test well to evaluate the J Sand Formation and, if the test well is drilled, subsequent wells may be drilled on the farmout acreage until the earlier of February 6, 2003 or the expiration of the UPR Exploration Agreement. We retain a 6% carried working interest through first production in each well and have a casing point election to acquire a 25% working interest for payment of 19% of all costs except costs to casing point on the test well. Two producing wells were drilled as test wells for two farmout agreements. Both test wells qualify as commitment wells under the UPR Exploration Agreement. The remaining eight farmout agreements expired by their terms.

Cash Balances and Cash Flow

         As of March 13, 2002 we had cash and cash equivalents of approximately $3,650,000. Even at today's low commodity prices, current production levels are expected to produce a modest positive cash flow before capital spending in 2002. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Series C Preferred Stock

         On April 30, 2001 we called for redemption all of the 443,166 outstanding shares of our Series C Convertible Preferred Stock. At the same time, accrued dividends on the Series C Convertible Preferred Stock from July 1, 1998 through March 31, 2001 were declared and paid in the amount of $584,980. The redemption date was May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date, was $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C Convertible Preferred Stock). The holders of 65,000 shares of Series C Convertible Preferred Stock elected to convert. As a result, 144,981 shares of common stock were issued to those holders electing to convert and the remaining 378,166 shares of Series C Convertible Preferred Stock were redeemed for a total of $2,295,468, including $26,472 in accrued dividends.

Property Sales

         On March 1, 2001, our board of directors approved the purchase of an oil and gas project located in Neosho County, Kansas from BMG. The Chairman of the board of directors, being the president of BMG, abstained from the vote. The purchase price of the property was BMG's cost basis in the property. On June 14, 2001, we sold our interest in this project. The costs of the non-producing properties contained in this project were not included in the full cost pool of amortizable oil and gas property and equipment. The gain on sale of $4,027,835 is included as a gain on sale of fixed assets in our statement of operations. This was not a recurring transaction.

         In July of 2001, we sold our Kansas gas gathering systems and oil and gas properties for $550,000. Included in the sale was the stock of our wholly owned subsidiary Producers Service Incorporated. We allocated $150,000 of the sales proceeds to the gas gathering systems and pipeline lease. At June 30, 2001, we impaired the value of our gas gathering systems, pipeline lease and field inventory by $1,107,990 to reflect the fair market of these assets. The $400,000 received for the oil and gas properties was credited to the full cost pool of oil and gas properties and equipment and no gain or loss was recognized on this part of the sale. This was not a recurring transaction.

         We sold our interests in 60 Colorado producing wells and associated undeveloped acreage effective May 1, 2000 to an unrelated oil and gas company for $7.15 million, subject to customary closing adjustments. Of the production for 2000, approximately 7.3 Mbbl of oil and 177.3 Mmcf were attributable to these properties. The gross proceeds from the sale reduced the carrying cost of the full cost pool of oil and gas property and equipment.

         During the year 2000, we took an impairment of $170,000 relating to Texas land held for resale, reducing the carrying value to $130,000. In November 2000, the land was sold for $141,125 net of closing costs.

Settlement with Prior Lender

         In connection with the 1998 acquisition of our Colorado properties, we entered into a Credit Agreement with ING (U.S.) Capital Corporation establishing a revolving credit facility. At September 30, 1999, we were in default under that agreement and the bank subsequently accelerated the loan. On May 18, 2000, we settled all of our obligations to ING for $17,000,000.

         The funds for the ING settlement were obtained from several sources. First, we sold our interest in 60 wells and associated undeveloped acreage in Northeastern Colorado to an unaffiliated oil and gas company for approximately $7.15 million, subject to customary adjustments. Second, we sold 3,000,000 shares of common stock to Bruce D. Benson, our Chairman, Chief Executive Officer and President, for $1.10 per share, or a total of $3.3 million. The closing price of the common stock on the last trading day prior to the sale was $0.56. Third, BMG, a private company owned by Mr. Benson, provided $4 million in debt financing. That loan has since been repaid. The balance of the payment to ING was made with existing Company funds.

Contractual Obligations

         We have an operating lease for office space which is described in Note 14 to Notes to Consolidated Financial Statements. The table below sets forth the approximate minimum rental commitment over the life of the commitment.

                                                Payments Due by Period
         Less              -------------------------------------------------------------
         than 1                                                Over
         year              1-3 years        4-5 years         5 years           Total
         -------           ---------        ---------         --------        ----------
         $177,804          $452,082         $465,864          $291,165        $1,386,915

RESULTS OF OPERATIONS

Introduction

         The dramatic changes that the Company has undergone during the last two years make it difficult to compare 2001 to 2000. In 2000, the settlement with our prior lender produced an extraordinary gain of $16,292,093, interest expense prior to May 2000 was inflated because interest was accruing at default rates under our prior credit facility and common equity increased by $3,300,000 from the sale of common stock to Mr. Benson. In 2001, we sold our Kansas properties and related gathering systems for a loss of $1,107,990, sold the Neosho County, Kansas project for a profit of $4,027,835, experienced production curtailments resulting from other parties' work on their gathering and transmission facilities and experienced significant reductions in gas prices during the year.

2001 Compared to 2000

         We realized net income of $8,048,911 in 2001 compared to net income of $17,963,797 for 2000. After preferred stock dividends, net income for 2001 was $7,966,659 ($0.42 per share). Net income for 2000 includes an extraordinary gain of $16,292,093 ($.93 per share) resulting from the settlement in May 2000 with our former lender.

         Income from operations was $8,048,911 for 2001 compared to $3,167,465 for 2000. Without provisions for impairment ($1,107,990 in 2001 relating to the sale of the Kansas properties and related gathering systems and $170,000 in 2000 relating to the Texas land held for resale) and without the gain in 2001 from the sale of the Neosho County, Kansas project of $4,027,835, income from operations was $5,129,066 for 2001 and $3,337,465 for 2000. Production costs for 2001 were $2,463,770, including $402,834 in production taxes based upon the value of products sold, while production costs for 2000 were $3,070,926, including $815,114 in production taxes. Depletion, depreciation and amortization for oil and gas properties decreased from $2,618,000 in 2000 to $2,558,534 in 2001 based upon rates per equivalent Mcf or Bbl established by reference to the engineering studies prepared at December 31, 2001 and 2000. Gas sold in 2001 was 1,879,000 Mcf at an average price of $3.98/Mcf compared to gas sold in 2000 of 1,955,000 Mcf at an average price of $3.64/Mcf. Oil sold in 2001 was 178,300 Bbl at an average price of $26.19/Bbl compared to oil sold in 2000 of 132,200 Bbl at an average price of $29.30/Bbl. Production costs were $5.01 per equivalent Bbl in 2001 ($.84 per equivalent Mcf) as compared to $6.71 per equivalent Bbl ($1.12 per equivalent Mcf) in 2000.

         Sales of purchased gas less the related gas acquisition costs and transmission costs produced an operating profit of $161,032 for 2001 compared to an operating profit of $240,072 for 2000. No depreciation or amortization expense is included in these calculations. We sold our Kansas gas gathering systems effective June 1, 2001 and the 2001 results include only five months of operations from those systems.

         In 2001, we took a $1,107,990 impairment in value related to the July 2001 sale of the Kansas gas gathering systems, pipeline lease and field inventory and in 2000 we took a $170,000 impairment in value to the Texas land held for sale.

         General and administrative expenses for 2001 were $1,995,317 and include costs of $207,279 for external services provided in connection with the Board's analysis of strategic alternatives to enhance shareholder value. General and administrative expenses for 2000 were $1,912,685. We are attempting to sublease substantially all of our office space. The rental for this office space for 2001 was approximately $183,000.

         Gain on sale of fixed assets for 2001 includes the gain of $4,027,835 from the sale of the Neosho County, Kansas project.

         Other income for the year 2000 ($135,205) includes refunds received relating to production taxes.

         Interest expense for 2001 was $82,248, all of which was incurred under our credit agreement with Bank of Oklahoma N.A. Interest expense of $1,651,250 for 2000 consists of $112,386 to the Bank of Oklahoma for the period August 25, 2000 through December 31, 2000, $97,533 to BMG for the period May 18, 2000 through August 24, 2000, and $1,441,331 on the ING credit facility which accrued at the default interest rate before the settlement with ING. All unpaid interest due ING was eliminated in that settlement (see Note 15 to the Financial Statements).

Extraordinary Income

         We realized an extraordinary item of income in May 2000 resulting from the settlement with our prior lender. The extraordinary item is comprised of the following:

Loan principal due through May 17, 2000                            $ 31,250,000
Loan interest due through May 17, 2000                                2,729,789
                                                                   ------------
                                                                     33,979,789
Less previously capitalized loan costs (net of
amortization to May 17, 2000) and transaction costs                     687,696
                                                                   ------------
                                                                     33,292,093
Less cash paid                                                       17,000,000
                                                                   ------------
         Extraordinary item                                        $ 16,292,093
                                                                   ============

2000 Compared to 1999

         We realized net income of $17,963,797 in 2000 compared to a net loss of $4,054,803 for 1999. After preferred stock dividends, net income for 2000 was $17,751,077 ($1.01 per share). Net income for 2000 includes an extraordinary gain of $16,292,093 ($.93 per share) resulting from the May 2000 settlement with our former lender.

         Income from operations was $3,167,465 for 2000 compared to a loss from operations of $1,457,241 for 1999. Without provisions for impairment of assets of $170,000 in 2000 and $400,000 in 1999 related to the Texas land held for resale, income from operations was $3,337,465 for 2000 and a loss of $1,057,241 for 1999. Substantially all of the improvement from operations from 1999 to 2000 can be attributed to higher average sales prices. Production costs for 2000 were $3,070,926, including $815,114 in production taxes based upon value of products sold while production costs for 1999 were $2,792,146 including $605,598 in production taxes. We also increased remedial work on operated properties. Other operating costs decreased $114,787 from 1999 to 2000 and reflect the closing of our field offices. Depletion, depreciation and amortization for oil and gas properties decreased from $2,666,843 in 1999 to $2,618,100 in 2000 based upon rates per equivalent Mcf or Bbl established by reference to the engineering studies prepared at December 31, 2000 and 1999. Gas sold in 2000 was 1,955,000 Mcf at an average price of $3.64/Mcf compared to gas sold in 1999 of 2,471,000 Mcf at an average price of $2.14/Mcf. Oil sold in 2000 was 132,200 Bbl at an average price of $29.30/Bbl compared to oil sold in 1999 of 107,600 Bbl at an average price of $17.04/Bbl. Production costs were $6.71 per equivalent Bbl in 2000 ($1.12 per equivalent Mcf) as compared to $5.38 per equivalent Bbl ($.90 per equivalent Mcf) in 1999.

         Sales of purchased gas, net of gas acquisition costs and gathering and transmission costs, provided a profit of $240,072 in 2000 compared to a profit of $28,417 in 1999. These numbers are calculated before any amortization or depreciation expense in either year. Increased volume and higher gas prices were the reasons for the increase in profits.

         General and administrative expenses decreased from $2,364,220 for 1999 to $1,912,685 for 2000. A reduction in personnel costs as part of our program to reduce general and administrative expenses was the major reason for this decrease. We are attempting to sub-lease substantially all of our office space. The rental for this office space for 2000 was approximately $178,000.

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

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies described in Note 1 to the consolidated financial statements, the following involves a higher degree of judgment and complexity, and is therefore considered critical.

FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

         The Company follows the full cost method of accounting as defined by the Securities and Exchange Commission, whereby all costs incurred are capitalized in connection with the acquisition, exploration and development of oil and gas properties, whether productive or unproductive. Capitalized costs relating to proved properties, estimated future costs to be incurred in the development of proved reserves and estimated future dismantlement and abandonment costs are amortized using the units-of-production method. Capitalized costs associated with significant investments in unproved properties are excluded from the amortization base until such time as these properties are evaluated. Additionally, no gains or losses are recognized upon the disposition of oil and gas properties.

         The Company is required to record an impairment provision if the net book value of its oil and gas properties less related deferred tax balances exceeds a ceiling value equal to the present value of future cash inflows from proved reserves, discounted at 10%. The oil and gas prices used in calculating such future cash inflows are based upon the market price on the last day of the accounting period. Due to the volatility of oil and gas prices, the oil and gas prices used in the ceiling computation may significantly differ from the actual prices the Company ultimately receives. If market prices on the last day of the Company's accounting period are low, it is possible that the Company will be required to record an impairment provision related to its oil and gas properties. If such market prices subsequently increase, the Company would not reverse any impairment provisions previously recorded. Instead, the Company would record lower depletion expense in the future as any prior ceiling impairment provisions would have reduced the net book value of the Company's oil and gas properties. The recoverability of the Company's oil and gas properties is also subject to the risk that estimated reserves are less than eventual production from existing wells. There were no impairments recorded on the Company's oil and gas properties during the years ended December 31, 2001 and 2000.

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

         Oil and Gas Prices and Markets. Our revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of foreign governments, international cartels and the United States government. Price declines have in the past and may in the future adversely affect the Company, both in lower prices received for its oil and gas and in reductions in the estimated proved reserves attributable to our properties. Our revenues increased significantly in early 2001 as a result of increases in oil and gas prices, and later decreases in oil and gas prices in 2001 have had an equally significant effect on revenues in the other direction. In addition, our revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

         Availability of Services and Materials. Our current development program requires significantly higher levels of third-party services and materials. Such services and materials can be scarce when there is increased oil and gas activity. The unavailability of a sufficient number of drilling rigs or other goods or services could impede our ability to achieve our objectives and significantly increase the costs of our operations. In addition, we have in the past experienced increased costs for such services and materials in times of increased oil and gas activity and may experience higher costs in the future. Such increased costs could have an adverse effect on our results of operations, reserve estimates and financial condition.

         Additional Financing. The borrowing base under our credit facility with Bank of Oklahoma is currently $10,000,000, the maximum borrowing base contemplated by the loan documents. The borrowing base will be redetermined as of April 1, 2002 and every six months thereafter. Although management believes that, based on current oil and gas prices, our proved reserves can support a borrowing base of $10,000,000, there can be no assurance that future declines in oil and gas prices will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop our oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

         Reserve Estimates. Estimates of proved reserves of oil and gas and future net cash flows therefrom are based on various assumptions and interpretations and, therefore, are inherently imprecise. Actual future production, revenues, taxes, development expenditures, operating expenses and other factors may vary significantly from current estimates and the estimated quantities of recoverable oil and gas reserves may be subject to revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating costs and other factors. Revisions in reserve estimates can affect the Company in various ways, including changes in the borrowing base under its loan agreement, changes in depreciation, depletion and amortization expense and, in the case of reductions in reserve estimates, the need to create a provision for impairment of its oil and gas assets.

         Reliance on Key Personnel. The Company is dependent upon its executive officers and key employees, particularly Bruce D. Benson, its Chief Executive Officer. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. We do not have key person life insurance on any of our officers. We do not have an employment agreement with Mr. Benson.

         Government Regulation. Changes in government regulations applicable to the production and sale of oil and gas may adversely affect us.

         Most of these factors are beyond our control. Investors are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update any forward-looking statements in this report.

ITEM 7. FINANCIAL STATEMENTS

         Reference is made to the Index to Financial Statements following the Signature Page of this report for a listing of the financial statements included in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                            AGE            POSITION
----                            ---            --------
Bruce D. Benson                  63            Chairman of the Board of
                                                 Directors, Chief Executive
                                                 Officer and President

Thomas W. Gamel                  61            Director

Robert J. Malone                 57            Director

Richard L. Robinson              72            Director

F. Michael Murphy                60            Chief Financial Officer, Vice
                                               President and Secretary

John Wallace                     42            Vice President of Exploration
                                                 and Acquisitions

Shirley Kovar                    52            Vice President-Land

         Bruce D. Benson has been the Chairman of the Board of Directors, Chief Executive Officer and President of the Company since August 1997. Since 1965, Mr. Benson has been the owner and president of BMG, a privately held company involved in oil and gas production, gas processing and oil and gas pipeline operations. BMG and Mr. Benson have also been active investors in a variety of other industries including real estate, banking, mortgage servicing, cable television, management of real estate investment trusts and franchise restaurants. Mr. Benson is a director of American Land Lease, Inc., a publicly held company listed on the New York Stock Exchange. He is the Chairman of the Denver Public School Foundation and Chairman of the Governor's Blue Ribbon Panel for Higher Education. He is a trustee and past president and past chairman of the Denver Area Council of the Boy Scouts of America, Past Chairman of the Denver Zoological Foundation, National Chairman of the University of Colorado Comprehensive Capital Campaign and past chairman of the Colorado Commission on Higher Education.

         Thomas W. Gamel has been a director of the Company since August 1997. Since 1992, Mr. Gamel has served as chairman of Rockmont Capital Partners, LLC, a privately held investment company. He has been an owner and director of Timpte Industries, Inc., a diversified private holding company, since 1970, and is an owner and director of several other private companies. Mr. Gamel is a certified public accountant.

         Robert J. Malone has been a director of the Company since August 1997. From 1992 to 1996, Mr. Malone was the chairman and chief executive officer of Colorado National Bank of Denver, Colorado (now US Bank of Denver, Colorado) and continued as the chairman of the board until April 30, 2000. From 1990 to 1992, he was chairman of the board, president and chief executive officer of Western Capital Investment Inc. and its principal subsidiary, Bank Western. Western Capital was merged into First Bank Systems, Inc. (now U.S. Bancorp) in December 1992. Mr. Malone has served on the boards of several community and charitable organizations, including the Denver Metro Chamber of Commerce, the Denver Art Museum, and the Denver Zoological Foundation. He is past-president of the Young Presidents Organization and past chairman of the board of Regis University and Colorado Ocean Journey. He sits on the Board of Directors of Jones Knowledge, Inc.

         Richard L. Robinson has been a director of the Company since August 1997. Since 1975, Mr. Robinson has served as Chief Executive Officer of Robinson Dairy. He also serves on the Board of Directors of several other companies, including Horizon Organic Holding Corp., a publicly held company quoted on the Nasdaq National Market, and HCA/Health One. Mr. Robinson serves on the boards of many charitable and community organizations including Rose Community Foundation, Regis University and Children's Hospital of Denver, Colorado.

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

         Shirley Kovar was appointed Vice President-Land of the Company in January 1999. Ms. Kovar joined UXP in April 1998 as Manager of the Land Department. Prior to that she worked as an independent consultant in the oil and gas industry for more than five years. Ms. Kovar has more than 29 years of experience in the industry and is a member of the American, Colorado and Denver Bar Associations.

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

BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

         During 2001, the Company's Board of Directors met 15 times. Directors Benson, Malone and Robinson were present, either in person or by telephone, at each meeting of the Board of Directors. Director Gamel was present, either in person or by telephone, for 13 meetings. Directors Hutchinson and Unruh were present, either in person or by telephone, for all five meetings held while they were members of the Board of Directors. The number of directors was automatically reduced by two when the dividends in arrears on the Company's Series C Convertible Preferred Stock was paid.

         The Board of Directors of the Company maintains a standing Audit Committee and a standing Compensation Committee. The Audit Committee is responsible for reviewing and evaluating the Company's financial controls and financial reporting obligations. The members of the Audit Committee are Messrs. Gamel (Chairman), Malone and Robinson. The Compensation Committee is responsible for reviewing and evaluating the duties and performance of the Company's officers and key employees and making recommendations concerning their compensation. The members of the Compensation Committee are Messrs. Malone (Chairman), Gamel and Robinson. During 2000, the Audit Committee met four times, with all committee members present at each meeting. The Compensation Committee did not meet during 2001. The Company does not maintain a standing nominating committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. The Company believes that all such Section 16(a) reports were filed on a timely basis during the fiscal year ended December 31, 2001, except for Form 4s required to be filed by Mr. Gamel, who failed to file on a timely basis one Form 4 reporting one transaction, Mr. Hutchinson, who failed to file on a timely basis one Form 4 reporting three transactions, and Mr. Unruh, who failed a file on a timely basis one Form 4 reporting two transactions.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes the total compensation for the Company's Chief Executive Officer and its three other officers whose compensation exceeded $100,000 for 2001 (the "Named Executive Officers"):

                           Summary Compensation Table

                                           Annual           Long-Term
                                        Compensation      Compensation
                                        ------------       Securities
Name and                                   Salary          Underlying           All Other
Principal Position          Year             ($)           Options(#)        Compensation(1)
------------------          ----        ------------      ------------       ---------------
Bruce D. Benson,            2001            150,000            --               $7,500
Chairman of the             2000(2)         150,000            --                8,500
Board, Chief                1999(2)         112,500            --                4,046
Executive Officer
and President

John Wallace                2001            147,000            --                7,350
Vice President of           2000            147,000            --                7,393
Exploration and             1999            147,000            --                7,511
Acquisitions

F. Michael Murphy           2001            101,500(3)         --                5,075
Chief Financial             2000            174,000(3)      50,000               8,500
Officer, Vice               1999            150,920(3)         --                7,546
President and
Secretary

Shirley Kovar               2001(4)         120,000             --               6,000
Vice President -            2000            106,667         50,000               5,381
Land                        1999             98,602             --               4,930

----------
(1)      Consists of Company contributions to defined contribution plan.

(2) Mr. Benson took no salary for July 1999 through September 1999. His salary for October 1999 through December, 1999 ($37,500) was accrued at December 31, 1999 and was paid in 2000.

(3) For 2001, Mr. Murphy was on the Company payroll until August 1, 2001. The amount shown for 2001 reflects Mr. Murphy's salary for seven months of 2001. For the period Mr. Murphy was on the BMG payroll, BMG billed the Company $40,740 for Mr. Murphy's time spent on Company business. For the period of time Mr. Murphy was on the Company payroll, the Company billed BMG $31,296 for time spent on BMG business. For 2000, the Company billed BMG $64,412 for Mr. Murphy's time spent on BMG business. For 1999, Mr. Murphy was on the BMG payroll until February 22, 1999 at which time he was transferred to the Company payroll. The amount shown for 1999 reflects Mr. Murphy's salary for approximately 10 months of 1999. For the period in 1999 that Mr. Murphy was on the BMG payroll, BMG billed the Company $15,205 for Mr. Murphy's time spent on Company business. For the period in 1999 that Mr. Murphy was on the Company payroll, the Company billed BMG $54,398 for time spent on BMG business.

(4) The salary shown for Ms. Kovar is for the entire year. During the year the Company billed BMG $7,191 for time spent on BMG business.

         No options were granted or exercised by the Named Executive Officers during 2001. The following table sets forth the value of unexercised options held by the Named Executive Officers at December 31, 2001:

                           2001 Year-End Option Values

                                        Number of Securities                      (1)
                                       Underlying Unexercised             Value of Unexercised
                                          Options at Fiscal               In-the-Money Options
                                            Year End (#)                   at Fiscal Year end
Name                                  Exercisable/Unexercisable                   ($)
----                                  -------------------------           --------------------
Shirley Kovar                                  75,200/0                         $18,750

F. Michael Murphy                             200,000/0                         $18,750

----------
(1) Based upon the last sales price of the Common Stock as reported by The American Stock Exchange (Consolidated Market) on December 31, 2001 of $1.75. Only 50,000 options for each named executive officer were in the money at December 31, 2001 with an exercise price of $1.375.

EMPLOYMENT AGREEMENT

         The employment agreement the Company had with Mr. Benson expired December 31, 2001.

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors who is not an employee of the Company is entitled to receive $1,000 for each Board meeting and $500 for each committee meeting not held in conjunction with a Board Meeting attended in person or by telephone. Effective April 1, 1998, the Board of Directors adopted a Director's Fee Stock Plan whereunder outside directors' fees are paid in Common Stock of the Company rather than in cash. The number of shares issued to each outside director each year is determined by dividing the director's fees earned by that director during the year by the average of the trading prices of the Company's Common Stock on the first and last trading days of the year. If a director joins or leaves the Board during the year, the day of his appointment or resignation is substituted for the first or last trading day in that calculation. For their services for 2001, the Company's outside directors were issued a total of

36,440 shares of stock under the plan and for their services for 2000, the Company's outside directors were issued a total of 53,854 shares of stock under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2001 the beneficial ownership of the Company's common stock by the Named Executive Officers, each director of the Company and all directors and executive officers as a group. The table also reflects the beneficial ownership of the Company's voting securities by each person known by the Company to own beneficially more than 5% of its common stock. Shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days are treated as outstanding for the purpose of computing the beneficial ownership of the person who holds the options, but not for the purpose of computing the percentage ownership of any other person or group. To the Company's knowledge, the shareholders listed below have sole voting and investment power, except as otherwise noted. All information is based upon filings with the Securities and Exchange Commission or upon information provided to the Company.

                                               Common Stock
                                      -----------------------------
Name and Address of                      Number          Percent of
  Beneficial Owner                     of Shares          Class(1)
-------------------                    ---------         ----------
Bruce D. Benson                        3,236,500          17.16%
1560 Broadway, Suite 1900
Denver, CO 80202

Thomas W. Gamel                          502,146(2)        2.63%
700 Broadway, Suite 800
Denver, CO 80202

Shirley Kovar                             75,200(3)        0.40%
1560 Broadway, Suite 1900
Denver, CO 80202

John Wallace                                  --             --
1560 Broadway, Suite 1900
Denver, CO 80202

Robert J. Malone                        414,543(4)         2.17%
335 St. Paul St.
Denver, CO 80202

                                               Common Stock
                                      -----------------------------
Name and Address of                      Number          Percent of
  Beneficial Owner                     of Shares          Class(1)
-------------------                    ---------         ----------
F. Michael Murphy                       200,000(5)         1.05%
1560 Broadway, Suite 1900
Denver, Colorado 80202

Richard L. Robinson                     409,443(6)         2.14%
646 Bryant
Denver, CO 80202

Dale M. Jensen                        4,886,370(7)        25.96%
26796 N. 98th Way
Scottsdale, AZ 85255

Butte, Inc.                           1,282,818            6.81%
P.O. Box 1328
Cheyenne, WY 82003

Donald Dillon                         1,282,818(8)         6.81%
6600 South 56th Street
Lincoln, NE 68516

Directors and Executive
Officers as a Group                   4,837,832(9)        24.38%
(7 persons)

----------
         (1) Based on 18,855,906 shares of common stock outstanding plus, in the case of each individual or group, the number of shares that such individual has, or the members of such group have, the right to acquire within 60 days after that date. The number of shares of common stock outstanding, and the number of shares owned by Messrs. Gamel, Malone and Robinson, have been increased by a total of 30,578 shares issued pursuant to the Directors Fee Stock Plan after December 31, 2001 in respect of services rendered during 2001.

         (2) Includes (i) 106,288 shares held indirectly through a corporation of which Mr. Gamel has voting control and (ii) 238,733 shares underlying options that are currently exercisable.

         (3) Includes 75,200 shares underlying options which are currently exercisable.

         (4) Includes (i) 6,000 shares held by spouse, (ii) 10,000 shares held jointly with spouse and (iii) 238,733 shares underlying options that are currently exercisable.

         (5) Includes 200,000 shares underlying options that are currently exercisable.

         (6) Includes 238,733 shares underlying options that are currently exercisable.

         (7) Includes 391,000 shares as to which Mr. Jensen has an irrevocable proxy.

         (8) Includes 1,282,818 shares owned by Butte, Inc. (which is owned by Lancaster Ventures, LLC, of which Mr. Dillon is a member).

         (9) Includes an aggregate of 991,399 shares underlying options that are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company shares certain facilities, equipment and personnel with BMG pursuant to a Cost and Expense Sharing Agreement. Bruce D. Benson, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, is also the President, a Director and sole shareholder of BMG. Pursuant to the Cost and Expense Sharing Agreement, the Company reimburses BMG for office rent, personnel costs and other overhead and administrative expenses associated with the operation of its business based upon actual use of the facilities and personnel by the Company. The Cost and Expense Sharing Agreement is effective until the later of the termination of the Executive Employment Agreement of Bruce D. Benson or the date specified in a written notice to the Company from BMG, which date shall not be less than 60 days after such notice is given. Mr. Benson's executive employment agreement expired on December 31, 2001. During the years ended December 31, 2001 and 2000, the Company paid or accrued an aggregate of $206,963 and $141,185, respectively, to BMG for rent, personnel costs and common expenses pursuant to this arrangement. Management believes that the terms and conditions of this arrangement are no less favorable than could be obtained from an unaffiliated third party or than could be obtained by the Company in leasing separate office space and retaining separate personnel.

         See Note 7 of Notes to Consolidated Financial Statements included in this report for information as to a transaction in which the Company purchased from BMG certain oil and gas properties in the State of Kansas for a price equal to BMG's cost in the properties. The properties included interests in leases covering over 50,000 gross acres and interests in 11 test wells which were being evaluated. The Company sold these oil and gas properties in 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

         EXHIBIT NO.

         3.1(1) Articles of Incorporation of the Company as filed on January 9, 1989, with the Secretary of State of the State of Colorado.

         3.2(1) Articles of Amendment of the Company filed on June 7, 1990 with the Secretary of State of the State of Colorado.

         3.3(2) Articles of Amendment of the Company filed on September 24, 1996 with the Secretary of State of the State of Colorado.

         3.4(3)               Amended and Restated Bylaws of the Company.

         10.1(1)              1989 Incentive Stock Option Plan of the Company.

         10.2(1)              1990 Non-Qualifying Stock Option Plan.

         10.3(4) Cost and Expense Sharing Agreement, dated August 7, 1997, by and between the Company and Benson Mineral Group, Inc.

         10.4(5) Purchase and Sale Agreement between the Company and Union Pacific Resources Company dated April 10, 1998.

         10.5(5) Exploration Agreement between the Company and Union Pacific Resources Company dated May 15, 1998.

         10.6(6)              Directors Fee Stock Plan.

         10.7(6) Office Lease Agreement between the Company and EOP-One Civic Center Plaza, L.L.C. dated October 15, 1998.

         10.8(7)              1999 Employee Stock Option Plan.

         10.9(8) Contract Amendment dated April 21, 1999 - Exploration Agreement effective June 1, 1998 Wattenberg area Weld, Arapahoe and Adams Counties, Colorado.

         10.10(8) First Amendment to that certain Exploration Agreement dated April 9, 1998 but effective as of June 1, 1998, by and between Union Pacific Resources Company and United States Exploration, Inc.

         10.11(9) Bruce D. Benson Offer to Purchase Common Stock dated April 21, 2000.

         10.12(9) Registration Rights Agreement dated May 18, 2000 between the Company and Bruce D. Benson.

         10.13(10)            2000 Development Agreement between United States
                              Exploration, Inc. and Petroleum Development
                              Corporation dated June 30, 2000.

         10.14(11)            Credit Agreement dated August 25, 2000 by and
                              between United States Exploration, Inc. and Bank of Oklahoma, N.A.

         10.15(12)            Form of Farmout Agreement between United States
                              Exploration, Inc. and Petroleum Development
                              Corporation (filed as an example of the form of the 10 agreements entered into with Petroleum
                              Development Corporation as of February 6, 2001, described in "Item 6. Management's Discussion and
                              Analysis or Plan of Operation - Capital
                              Expenditures").

         10.16(12)            Letter Agreement dated December 21, 2000 by and
                              between Benson Mineral Group, Inc. and the Company
                              (re term of Cost and Expense Sharing Agreement).

         10.17(12)            Amendment to Cost and Expense Sharing Agreement
                              made as of the 1st day of March, 2001, by and between Benson Mineral Group, Inc. and the
                              Company.

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

(3) Filed as an Exhibit to Form S-8 filed August 7, 1998 (Registration No. 333-60983) and incorporated herein by reference.

(4) Filed as an Exhibit to Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference.

(5) Filed as an Exhibit to Form 8-K dated May 26, 1998 and incorporated herein by reference.

(6) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(7) Filed as Exhibit A to the Proxy Statement of United States Exploration, Inc. Annual Meeting of Shareholders held July 13, 1999 and incorporated herein by reference.

(8) Filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.

(9) Filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2000 and incorporated herein by reference.

(10) Filed as an Exhibit to Form 8-K with a report date of July 19, 2000 filed July 19, 2000 and incorporated herein by reference.

(11) Filed as an Exhibit to Form 8-K with a report date of August 25, 2000 filed September 5, 2000 and incorporated herein by reference.

(12) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2001.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED STATES EXPLORATION, INC.



                                   By: /s/ F. Michael Murphy
                                      -----------------------------------------
                                      F. Michael Murphy, Vice President

                                   Date: March 29, 2002
                                        ---------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                             Title                                       Date
----------                             -----                                       ----
/s/ F. Michael Murphy                  Vice President, Chief Financial         March 29, 2002
-------------------------              Officer and Secretary (Chief
F. Michael Murphy                      Financial and Accounting
                                       Officer)


Bruce D. Benson                        President, Chief Executive
                                       Officer, and Chairman of
                                       the Board of Directors

Thomas W. Gamel                        Director

Robert J. Malone                       Director

Richard L. Robinson                    Director

By:  /s/ F. Michael Murphy                                                     ________, 2002
   -------------------------
      F. Michael Murphy
      Attorney-In-Fact

UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Years ended December 31, 2001 and 2000

                United States Exploration, Inc. and Subsidiaries

                        Consolidated Financial Statements


                     Years Ended December 31, 2001 and 2000



                                    CONTENTS

Report of Independent Auditors.............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................F-2
Consolidated Statements of Operations......................................F-4
Consolidated Statements of Changes in Stockholders' Equity.................F-5
Consolidated Statements of Cash Flows......................................F-6
Notes to Consolidated Financial Statements.................................F-7

                         Report of Independent Auditors

Board of Directors
United States Exploration, Inc.

We have audited the accompanying consolidated balance sheets of United States Exploration, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Exploration, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Denver, Colorado
March 11, 2002

                United States Exploration, Inc. and Subsidiaries

                           Consolidated Balance Sheets




                                                            DECEMBER 31,
                                                     ---------------------------
                                                        2001            2000
                                                     -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                         $ 3,742,701     $   139,411
   Accounts receivable                                 1,619,975       3,707,581
   Due from related parties                                8,482          25,596
   Inventory                                                  --           4,690
   Prepaid expenses and deposits                         412,981           8,909
                                                     -----------     -----------
Total current assets                                   5,784,139       3,886,187

Property and equipment, at cost, net:
   Oil and gas property and equipment                 19,952,146      19,051,967
   Natural gas gathering systems                              --         958,163
   Other equipment and leasehold improvements            173,410         240,599
                                                     -----------     -----------
                                                      20,125,556      20,250,729

Other assets:
   Pipeline lease, less accumulated amortization
     of $349,437 at December 31, 2000                         --         357,872
   Loan costs, less accumulated amortization
     of $20,722 at December 31, 2001 and $4,859
     at December 31, 2000                                 32,325          43,942
                                                     -----------     -----------
                                                          32,325         401,814
                                                     -----------     -----------
Total assets                                         $25,942,020     $24,538,730
                                                     ===========     ===========

                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  1,104,449      $    953,265
   Revenues payable                                                   682,691           888,631
   Taxes payable                                                    1,506,636         1,903,249
   Accrued liabilities                                                231,103           162,527
   Due to related parties                                              31,048            20,028
   Accrued interest                                                        --             1,594
                                                                 ------------      ------------
Total current liabilities                                           3,555,927         3,929,294

Non-current liabilities:
   Note payable--Bank                                                      --         3,456,200
                                                                 ------------      ------------
   Total non-current liabilities                                           --         3,456,200
                                                                 ------------      ------------
Total liabilities                                                   3,555,927         7,385,494

Commitments

Stockholders' equity:
   Preferred stock--$.01 par value:
     Authorized--100,000,000 shares;
       issued and outstanding, Series C Cumulative
       Convertible--443,166 shares at
       December 31, 2000; liquidation preference
       of $3,190,796 at December 31, 2000                                  --         2,658,996
   Common stock--$.0001 par value:
     Authorized--500,000,000 shares;
       issued and outstanding--18,825,328 shares at
       December 31, 2001 and 18,620,631 shares at
       December 31, 2000                                                1,882             1,861
   Capital in excess of par value                                  36,683,713        36,226,740
   Accumulated deficit                                            (14,299,502)      (21,734,361)
                                                                 ------------      ------------
Total stockholders' equity                                         22,386,093        17,153,236
                                                                 ------------      ------------
Total liabilities and stockholders' equity                       $ 25,942,020      $ 24,538,730
                                                                 ============      ============


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                           YEAR ENDED DECEMBER 31,
                                                           2001              2000
                                                       ------------      ------------
REVENUES
Sale of company-produced oil and gas                   $ 12,148,964      $ 10,999,467
Sale of purchased gas                                     1,238,044         1,699,762
Contracting and operating fees                               53,792            60,711
Gain on sale of fixed assets, net                         4,025,522                --
                                                       ------------      ------------
                                                         17,466,322        12,759,940
COSTS AND EXPENSES
Production costs--oil and gas                             2,463,770         3,070,926
Gas acquisition costs                                       728,724           979,442
Gathering and transmission costs                            348,288           480,248
Depletion, depreciation and amortization                  2,739,858         2,979,174
Provision for impairment of assets                        1,107,990           170,000
General and administrative expenses                       1,995,317         1,912,685
                                                       ------------      ------------
                                                          9,383,947         9,592,475

Income from operations                                    8,082,375         3,167,465

OTHER INCOME (EXPENSE)
Interest income                                              45,607            20,284
Interest expense                                            (82,248)       (1,651,250)
Other                                                         3,177           135,205
                                                       ------------      ------------
                                                            (33,464)       (1,495,761)
                                                       ------------      ------------
Income before extraordinary item                          8,048,911         1,671,704
Extraordinary gain on extinguishment of debt                     --        16,292,093
                                                       ------------      ------------
Net income                                                8,048,911        17,963,797
Preferred stock dividends applicable to the period          (82,252)         (212,720)
                                                       ------------      ------------
Net income applicable to common stockholders           $  7,966,659      $ 17,751,077
                                                       ============      ============
Basic and diluted earnings per common share:
   Income before extraordinary item                    $       0.42      $       0.08
   Extraordinary gain on extinguishment of debt                  --              0.93
                                                       ------------      ------------
   Net income per common share                         $       0.42      $       1.01
                                                       ============      ============
Weighted average common shares outstanding               18,767,395        17,494,603
                                                       ============      ============


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                      Year ended December 31, 2001 and 2000


                                           SERIES C                 COMMON STOCK        CAPITAL IN
                                  ------------------------   ------------------------    EXCESS OF     ACCUMULATED
                                    SHARES       AMOUNT        SHARES        AMOUNT       PAR VALUE       DEFICIT         TOTAL
                                  ---------   ------------   -----------   ----------   ------------   ------------   ------------
Balance, December 31, 1999          443,166   $  2,658,996    15,591,831   $    1,559   $ 32,901,042   $(39,698,158)  $ (4,136,561)
  Issuance of common stock
     for directors' compensation         --             --        28,800            2         35,998             --         36,000
  Issuance of common stock to
     Bruce D Benson (net of
     $10,000 in stock
     issuance costs)                     --             --     3,000,000          300      3,289,700             --      3,290,000
  Net income for year                    --             --            --           --             --     17,963,797     17,963,797
                                  ---------   ------------   -----------   ----------   ------------   ------------   ------------
Balance, December 31, 2000          443,166      2,658,996    18,620,631        1,861     36,226,740    (21,734,361)    17,153,236
  Issuance of common stock for
     directors' compensation             --             --        59,716            7         66,987             --         66,994
  Redemption and conversion of
     Series C convertible
     preferred stock               (443,166)    (2,658,996)      144,981           14        389,986             --     (2,268,996)
  Payment of dividends on
     Series C convertible
     preferred stock                     --             --            --           --             --       (614,052)      (614,052)
  Net income for year                    --             --            --           --             --      8,048,911      8,048,911
                                  ---------   ------------   -----------   ----------   ------------   ------------   ------------
Balance, December 31, 2001               --   $         --    18,825,328   $    1,882   $ 36,683,713   $(14,299,502)  $ 22,386,093
                                  =========   ============   ===========   ==========   ============   ============   ============


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                     YEAR ENDED DECEMBER 31,
                                                                     2001              2000
                                                                 ------------      ------------
CASH FLOWS FROM OPERATIONS
Net income                                                       $  8,048,911      $ 17,963,797
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion and amortization                       2,739,858         2,979,174
     Provision for impairment of assets                             1,107,990           170,000
     Loss (gain) on sale of assets                                 (4,025,522)           24,505
     Stock issued as compensation                                      66,994            36,000
     Extraordinary gain on extinguishment on debt--noncash                 --       (13,919,542)
     Decrease (increase) in accounts receivable (net)               2,112,606        (2,399,566)
     Decrease in due from related parties                              17,114            16,168
     Decrease (increase) in inventory                                   4,690            (1,898)
     Decrease (increase) in prepaid expenses                         (404,072)           55,808
     Decrease in accounts payable and accrued expenses               (234,381)         (525,287)
     Increase in due to related parties                                11,020             5,150
                                                                 ------------      ------------
Net cash provided by operating activities                           9,445,208         4,404,309

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                               (6,458,162)       (4,513,834)
Proceeds from sale of properties and equipment                      6,955,492         7,454,846
                                                                 ------------      ------------
Net cash provided by investing activities                             497,330         2,941,012

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable                                         (15,609,000)      (24,708,000)
Proceeds from note payable                                         12,152,800        11,115,399
Common stock issued (net of issuance costs)                                --         3,290,000
Dividends paid--Series C convertible preferred stock                 (614,052)               --
Redemption of Series C convertible preferred stock                 (2,268,996)               --
                                                                 ------------      ------------
Net cash used in financing activities                              (6,339,248)      (10,302,601)

Net increase (decrease) in cash and cash equivalents                3,603,290        (2,957,280)
Cash and cash equivalents, beginning of year                          139,411         3,096,691
                                                                 ------------      ------------
Cash and cash equivalents, end of year                           $  3,742,701      $    139,411
                                                                 ============      ============
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                        $     80,654      $    208,325
Noncash investing and financing activities:
   Conversion of preferred stock and accrued dividends to
     shares of common stock                                           390,000                --


See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY HISTORY AND NATURE OF OPERATIONS

United States Exploration, Inc. (the "Company") was incorporated on January 9, 1989. The Company operates as a producer of oil and gas. In July 2001, the Company completed the sale of its gas gathering systems and its oil and gas wells which were located in southeast Kansas. All of the Company's operations are currently located in northeast Colorado.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of United States Exploration, Inc. and its wholly owned subsidiary, Producers Service Incorporated ("PSI"). All significant intercompany transactions and balances have been eliminated in consolidation. As a part of the sale of its southeast Kansas properties, PSI was sold in July 2001.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company accounts for gas imbalances using the sales method. Under this method, revenue is recognized based on cash received rather than the Company's proportionate share of gas produced. At December 31, 2001 and 2000, the Company does not have a significant imbalance position.

Revenues from the purchase, sale and transportation of purchased natural gas are recognized when transported volumes are delivered. Effective with the 2001 sale of the Kansas gas gathering systems, the Company no longer purchases natural gas.

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

INCOME TAXES

The Company and its subsidiary (which was sold in 2001) will file a consolidated federal income tax return for 2001. Deferred income taxes are based on the liability method as prescribed by Statement of Financial Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting and tax reporting purposes.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for outstanding stock options. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the market price of the underlying stock on the date of grant exceeds the exercise price of Company's stock options, compensation expense would be recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assts apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after June 30, 2001. The Company does not expect the impact of the statements on its financial position, results of operations, and cash flows to be significant.

During June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which is effective for the Company beginning in 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the obligation is

                United States Exploration, Inc. and Subsidiaries

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is currently evaluating the impact of adoption of SFAS 143 on its consolidated financial position, results of operations and cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets ("SFAS 144"), which is effective to the Company on January 1, 2002. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS 144 also provides new guidance on accounting for discontinued operations. Adoption of SFAS 144 is not expected to be material to the financial position, results of operations or cash flows of the Company.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock was converted into common stock. Basic and diluted earnings per share are the same for 2001 and 2000.

3. RELATED PARTY TRANSACTIONS

The Company has a cost and expense sharing agreement with Benson Mineral Group, Inc. ("BMG"), a privately held Oklahoma corporation. The Company's current president is also the president, a director and sole shareholder of BMG. Pursuant to the cost and expense sharing agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with operation of its business based upon actual use of the facilities and personnel by the Company. During the year ended December 31, 2001, the Company was charged $206,963 by BMG under this arrangement, of which $95,084 related to personnel costs and $111,879 related to office rent and other overhead and administrative expenses. At December 31, 2001, $31,048 was payable to BMG. During the year ended December 31, 2000, the Company was charged $141,185 by BMG pursuant to this arrangement, of which $20,028 was payable at December 31, 2000. Since July 1998, the Company has not paid any

                United States Exploration, Inc. and Subsidiaries

3.  RELATED PARTY TRANSACTIONS (CONTINUED)

significant amount of rent to BMG because the Company has leased its own office space. From February 1999 through July 31, 2001, all employees were on the Company's payroll and on August 1, 2001, five employees were transferred to the BMG payroll. The Company billed BMG $156,629 in 2001 and $359,922 in 2000 for time spent by Company employees on business affairs of BMG, which has been netted against general and administrative expenses in the accompanying statements of operations. The cost and expense sharing agreement is effective until the later of the termination of the current president's employment agreement (which agreement expired December 31, 2001), or 60 days after BMG gives written notice to the Company of termination of the cost sharing agreement.

See Note 7 for a description of the Neosho County, Kansas project which was purchased from BMG on March 1, 2001.

On May 18, 2000, the Company's President acquired from the Company 3,000,000 shares of the Company's common stock at $1.10 per share as a part of the overall agreements relating to the settlement of the Company's prior credit facility. The Company incurred $10,000 in costs relating to the issuance of this stock which has been charged against capital in excess of par value.

The outside directors of the Company's Board of Directors received a total of 28,800 shares of the Company's common stock in 2000 for directors' fees earned in 1999, a total of 53,854 shares of the Company's common stock in 2001 for directors' fees earned and accrued for during 2000 and 5,862 shares in 2001 and 30,578 shares in 2002 for directors' fees earned and accrued for during 2001.

The Company is a participating employer of a multi-employer profit sharing plan sponsored by BMG and has contributed $38,007 and $40,251 for the years 2001 and 2000, respectively.

                United States Exploration, Inc. and Subsidiaries

4. OIL AND GAS PROPERTIES

The Company's oil and gas activities are conducted within the continental United States. The following schedules present capitalized costs at December 31, 2001 and 2000 and results of operations for producing activities for the years ended December 31, 2001 and 2000. At December 31, 2001 and 2000, costs associated with acquisition and development activities are considered evaluated and subject to amortization.

                                                              DECEMBER 31,
                                                         2001              2000
                                                     ------------      ------------
Capitalized costs:
   Oil and gas properties                            $ 53,762,295      $ 50,303,581
   Accumulated depreciation, depletion,
     amortization and valuation allowance             (33,810,149)      (31,251,614)
                                                     ------------      ------------
Net capitalized costs                                $ 19,952,146      $ 19,051,967
                                                     ============      ============

Results of operations for producing activities:
   Oil and gas sales                                 $ 12,148,964      $ 10,999,467
   Production costs                                    (2,463,770)       (3,070,926)
   Depreciation, depletion and amortization            (2,558,534)       (2,618,100)
                                                     ------------      ------------
Results of operations from producing activities
   (excluding overhead expenses)                     $  7,126,660      $  5,310,441
                                                     ============      ============

                                                             DECEMBER 31,
                                                        2001               2000
                                                     ------------      ------------
Amortization per equivalent physical unit (barrels)
   of production                                     $       5.21      $       5.72
                                                     ============      ============

Costs incurred in oil and gas acquisition and development activities are as follows:

                                                              DECEMBER 31,
                                                         2001              2000
                                                     ------------      ------------
Development costs                                    $  4,422,658      $  4,240,241
                                                     ============      ============

                United States Exploration, Inc. and Subsidiaries

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

                                                              DECEMBER 31,
                                                         2001              2000
                                                     ------------      ------------
Leasehold improvements                               $    111,340      $    111,340
Oil field equipment                                            --           232,765
Autos and trucks                                           27,599            27,599
Office equipment and furniture                            208,659           232,609
                                                     ------------      ------------
                                                          347,598           604,313
Accumulated depreciation                                 (174,188)         (363,714)
                                                     ------------      ------------
                                                     $    173,410      $    240,599
                                                     ============      ============

6. LAND HELD FOR RESALE

In November 2000, the Company sold land located in Ingleside, Texas, which it acquired in July 1994. During 2000, the Company recognized impairment losses on the carrying value of the land of $170,000. The sale price of the land, net of closing costs, was $141,125, resulting in a gain on disposal of $11,125.

7. NEOSHO COUNTY, KANSAS PROJECT

On March 1, 2001, the Company's Board of Directors approved the purchase of an oil and gas project from Benson Mineral Group, Inc. ("BMG") located in Neosho County, Kansas. The Chairman of the Company's Board of Directors, being the President of BMG, abstained from the Board's vote on this matter. The purchase price of the property was BMG's cost basis in the property. On June 14, 2001, the Company sold its interest in this project. The costs of the nonproducing properties contained in this project were not included in the Company's full cost pool of amortizable oil and gas property and equipment. The gain on sale of $4,027,835 is included as a gain on sale of fixed assets in the consolidated statement of operations.

8. KANSAS PROPERTY SALE AND IMPAIRMENT

In July of 2001 and effective June 1, 2001, the Company completed the sale of its Kansas gas gathering systems and oil and gas properties for $550,000. Included in the sale was the stock of the Company's wholly owned subsidiary, Producers Service Incorporated. The Company allocated $150,000 of the sales proceeds to its gas gathering systems and pipeline lease. At December 31, 2000, the gas gathering systems had a cost of

                United States Exploration, Inc. and Subsidiaries

8. KANSAS PROPERTY SALE AND IMPAIRMENT (CONTINUED)

$2,778,534 and accumulated depreciation and valuation allowance of $1,820,380. At June 30, 2001, the Company impaired the value of the gas gathering systems and pipeline lease by $1,107,990 to reflect the fair value of these assets. The $400,000 received for the oil and gas properties was credited to the full cost pool of oil and gas properties and equipment and no gain or loss was recognized on this part of the sale.

9. INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                        2001               2000
                                                     ------------      ------------
Deferred tax assets:
   Net operating loss carryforwards                  $  2,995,833      $  2,751,782
   Oil and gas properties--full cost pool
     amortization greater than tax depletion              930,845         1,809,461
   Depreciation on equipment                              (18,030)          (18,840)
                                                     ------------      ------------
                                                        3,908,648         4,542,403
   Less valuation allowance                            (3,908,648)       (4,542,403)
                                                     ------------      ------------
Net deferred amount                                  $         --      $         --
                                                     ============      ============

The effective tax rate on the Company's earnings differed from the federal statutory tax rates for the following reasons:

                                                              DECEMBER 31,
                                                         2001              2000
                                                     ------------      ------------
Expected federal income tax expense at the
   statutory rate at 35%                             $  2,817,119      $  6,287,329
Net operating loss carryforwards utilized              (2,947,551)       (6,541,657)
Effect of state income taxes                              130,432           254,328
                                                     ------------      ------------
Income tax expense                                   $         --      $         --
                                                     ============      ============

                United States Exploration, Inc. and Subsidiaries

9. INCOME TAXES (CONTINUED)

The net operating loss carryforwards available to the Company for income tax purposes are as follows:

EXPIRATION DATES
----------------
      2018                                                         $   854,631
      2019                                                           7,029,141
                                                                   -----------
                                                                   $ 7,883,772
                                                                   ===========

10. MAJOR CUSTOMERS

The Company sold substantially all of its produced and purchased gas to four purchasers for the years ended December 31, 2001 and 2000. The Company sold substantially all of its oil to three purchasers for the year ended December 31, 2001 and 2000.

11. STOCK OPTION PLANS

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On May 5, 1999, the Company adopted the 1999 Employee Stock Option Plan (the "99 Plan") and reserved a total of 500,000 common shares for issuance. Options granted may be Incentive Stock Options or Non-Statutory Options at the discretion of a committee of the Board of Directors. All options must be granted within 10 years from May 5, 1999. At December 31, 2000 and 2001, 100,000 options have been granted under the 99 Plan.

Effective January 13, 1989, the Company adopted an Incentive Stock Option Plan (the "Plan") and reserved a total of 1,000,000 common shares for issuance. The Plan expired on January 13, 1999 and no new options can be granted. All options granted prior to the expiration remain outstanding until they have expired or been canceled.

Effective May 25, 1990, the Board of Directors adopted a Nonqualifying Stock Option Plan (the "NQSOP") for the benefit of nonemployee directors of the Company and others having rendered significant services to the Company. During 2000, 179,199 options were

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

issued before the NQSOP expired May 25, 2000. All options granted prior to the expiration remain outstanding until they have expired or been canceled.

In August 1997, the Company entered into an employment agreement with its current president, which provided for the issuance of nonqualified stock options. A total of 4,000,000 options were issued with 1,000,000 shares each being exercisable at $4.50, $6.00, $9.00 and $12.00 per share. By August 1998, all options were exercisable. These options were canceled on May 18, 2000.

A summary of the Company's stock option plans as of December 31, 2001 and 2000 is presented below. No compensation expense related to stock options granted in 2000 was recorded as the option exercise prices were equal to the fair market value on date of grant. No stock options were granted in 2001.

                                                                     WEIGHTED-AVERAGE
                                                       SHARES         EXERCISE PRICE
                                                     ------------    ----------------
Outstanding at December 31, 1999                        4,767,400      $       7.25
   Granted                                                279,199              1.38
   Expired                                                (25,200)             4.00
   Canceled                                            (4,000,000)             7.88
                                                     ------------
Outstanding at December 31, 2000 and 2001               1,021,399              3.29
                                                     ============
Options exercisable at December 31, 2000                  962,999              3.25
                                                     ============
Options exercisable at December 31, 2001                1,021,399              3.29
                                                     ============

Options outstanding at December 31, 2001 have exercise prices ranging from $1.38 to $4.13 with a weighted-average contractual life of 6.46 years. They are summarized as follows:

                                       EXERCISE                     REMAINING
          SHARES                         PRICE                        LIFE
         ---------                     ---------                  -------------
           279,199                       $1.38                        8.4 years
            30,000                        2.00                        2.4 years
           712,200                     4.00-4.13                  5.7-6.5 years
         ---------
         1,021,399
         =========

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. There were 279,199 options granted in 2000. No options were granted in 2001. With respect to the options granted during 2000, a risk-free interest rate of 5.17%, a dividend yield of 0%, a volatility factor of .687, and a weighted-average expected life of five years were applied. The weighted-average fair value of options granted in 2000 were $0.84 per share.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income is not materially different from net income as reported, and there is no difference in net income per share for the year ended December 31, 2001 and December 31, 2000.

12. SERIES C CONVERTIBLE PREFERRED STOCK

After obtaining a waiver from its lender, the Company, on April 30, 2001, called for redemption all of the 443,166 outstanding shares of its Series C convertible preferred stock. At the same time, accrued dividends on the Series C convertible preferred stock from July 1, 1998 through March 31, 2001 were declared and paid in the amount of $584,980. The redemption date was May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date, was $6.07. Holders of the Series C convertible preferred stock had the right until May 3, 2001 to convert all or part of their shares into shares of the Company's common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C convertible preferred stock). The holders of 65,000 shares of Series C convertible preferred stock elected to convert. Prior to the conversion, the Company declared and paid $2,600 in accrued dividends on these shares. As a result, 144,981 shares of the Company's common stock were issued to those holders electing to convert and the remaining 378,166 shares of Series C convertible preferred stock were redeemed for a total of $2,295,468, including $26,472 in accrued dividends.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No.107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Such information is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company.

                United States Exploration, Inc. and Subsidiaries

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The fair value of the Company's financial instruments, consisting of cash and cash equivalents, receivables, payables, and bank borrowings, are considered to approximate their carrying amounts in the Company's balance sheets.

14. COMMITMENTS

OPERATING LEASES

The Company entered into a 117-month lease, effective July 1, 1998, for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The Company has incurred costs of approximately $111,000 for leasehold improvements, which have a book value at December 31, 2001 of approximately $77,000. The approximate minimum aggregate rental commitment under the office space lease is as follows:

            2002                                            $   177,804
            2003                                                219,150
            2004                                                232,932
            2005                                                232,932
            2006                                                232,932
         Thereafter                                             291,165
                                                            -----------
                                                            $ 1,386,915
                                                            ===========

EXPLORATION AGREEMENT

On May 15, 1998, the Company entered into an Exploration Agreement with Union Pacific Resources Company ("UPR") giving the Company the right to explore and develop all of UPR's undeveloped acreage in the Denver-Julesburg Basin area, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company drilled 15 commitment wells during the first 18 months ending on November 30, 1999, drilled 20 commitment wells during the first option period ending November 30, 2000 and drilled 20 commitment wells during the second option period ending November 30, 2001. The Company has elected to commit to drill the 20 commitment wells for the third option period, which ends November 30, 2002. There is a maximum of five 12-month option periods under the Exploration Agreement. If the Company does not drill the required number of

                United States Exploration, Inc. and Subsidiaries

14. COMMITMENTS (CONTINUED)

commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period.

15. CREDIT AGREEMENT AND OTHER BORROWINGS

At September 30, 1999, the Company was in default under its credit agreement with ING (U.S.) Capital Corporation (the "Credit Agreement"), and the bank subsequently accelerated the loan. On May 18, 2000, the Company settled all of its obligations to ING for $17 million. The Company is no longer in default under any loan or credit agreement.

The funds for the ING settlement were obtained from several sources. First, the Company sold its interest in 60 wells and associated undeveloped acreage in the Wattenburg Field of northeastern Colorado to an unaffiliated oil and gas company for approximately $7.2 million. Second, the Company sold 3,000,000 shares of its common stock to its Chairman, Chief Executive Officer and President, for $1.10 per share, or a total of $3.3 million. Third, BMG provided $4.0 million in debt financing. BMG paid that amount directly to ING in return for the note, credit agreement and related security documents entered into in connection with the ING loan. The balance of the payment to ING was made with existing Company funds in 2000. The Company entered into an amendment to the note and credit agreement that reduced the outstanding principal balance of the note to $4.0 million, forgave all interest and fees accruing prior to the date of the amendment, provided for interest on the reduced principal amount of the note at 9% per annum and required the Company to pay the note and accrued interest in a lump sum not later than May 17, 2001. During August 2000, the entire loan balance with BMG was settled.

                United States Exploration, Inc. and Subsidiaries

15. CREDIT AGREEMENT AND OTHER BORROWINGS (CONTINUED)

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon a borrowing base redetermination in October 2001, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest (4.00% at December 31, 2001) at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan as follows:

                                                           APPLICABLE
                OUTSTANDING BALANCE                      INTEREST RATE
                -------------------                      -------------
                   $0-$5,000,000                       Prime, less 0.75%
                5,000,000-7,500,000                    Prime, less 0.50%
                7,500,000-9,000,000                    Prime, less 0.25%
               9,000,000-10,000,000                          Prime

The loan is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8 million, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1 and (iii) maintain an Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") to consolidated interest ratio (as defined) of 2.5 to 1. In addition, the facility prohibits the payment of dividends.

16. OIL AND GAS INFORMATION (UNAUDITED)

The estimates of the Company's proved oil and gas reserves are based upon evaluations prepared by independent petroleum engineers as of December 31, 2001 and 2000. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas.

                United States Exploration, Inc. and Subsidiaries

16. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

                                                         DECEMBER 31,
                                   -------------------------------------------------------
                                             2001                          2000
                                   -------------------------     -------------------------
                                      Oil            Gas            Oil            Gas
                                     (bbls)         (mmcf)         (bbls)         (mmcf)
                                   ----------     ----------     ----------     ----------
Proved developed and
undeveloped reserves,
   beginning of period              3,569,186         65,032      2,480,341         56,748

Revisions of previous estimates    (1,306,604)       (27,106)     1,442,395         23,768

Extensions and discoveries             63,019          1,400             48             31
Production                           (178,301)        (1,879)      (132,200)        (1,955)
Dispositions of minerals
   in place                              (619)          (188)      (221,398)       (13,560)
                                   ----------     ----------     ----------     ----------
Proved developed and
   undeveloped reserves,
   end of period                    2,146,681         37,259      3,569,186         65,032
                                   ==========     ==========     ==========     ==========
Proved developed reserves:
   Beginning of period              1,711,974         24,552      1,383,698         27,018
   End of period                    1,419,914         17,831      1,711,974         24,552

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

The following schedules present the standardized measure of estimated discounted future net cash flows from the Company's proved reserves and an analysis of the changes in these amounts for the periods indicated. Estimated future cash flows are determined by using period-end prices for December 31, 2001 and 2000 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. Estimated future production and development costs are based on economic conditions at December 31, 2001 and 2000. The standardized measure of future net cash flows was

                United States Exploration, Inc. and Subsidiaries

16. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

prepared using the prevailing economic conditions existing at December 31, 2001 and 2000, and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations. Year-end prices used in the determination of future cash inflows were $19.20 per bbl of oil and $2.03 per Mcf of natural gas at December 31, 2001 ($26.05 per bbl and $9.32 per Mcf at December 31, 2000).

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                     RELATING TO PROVED RESERVES (UNAUDITED)

                                                                DECEMBER 31,
                                                          2001                2000
                                                     --------------      --------------
Future cash inflows                                  $  117,421,700      $  701,605,312
Future production and development costs                 (69,731,300)       (193,977,084)
Future income tax expenses                              (15,126,519)       (190,135,796)
                                                     --------------      --------------
Future net cash flows                                    32,563,881         317,492,432
10% annual discount for estimated timing of
   cash flows                                           (15,403,104)       (184,105,048)
                                                     --------------      --------------
Standardized measure of discounted future
   net cash flows                                    $   17,160,777      $  133,387,384
                                                     ==============      ==============

                United States Exploration, Inc. and Subsidiaries

16. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

                                                         YEAR ENDED DECEMBER 31,
                                                         2001              2000
                                                     ------------      ------------
Amount at beginning of period                        $133,387,384      $ 39,217,977

Net changes in prices and production costs           (167,028,538)      159,602,970
Revisions of previous quantity estimates, net
   of changes in previous estimates of
   development and production costs and
   timing revisions                                   (40,273,396)       52,775,635
Extensions and discoveries                              2,026,667           122,333
Net change in income taxes                             70,855,597       (77,552,319)
Sales of minerals in place                               (400,000)       (7,150,000)
Sales and transfers of oil and gas production,
   net of production costs                             (9,685,194)       (7,928,541)
Development costs incurred                              4,422,658         4,240,241
Accretion of discount                                  13,338,738         3,921,798
Other                                                  10,516,861       (33,862,710)
                                                     ------------      ------------
                                                     (116,226,607)       94,169,407
                                                     ------------      ------------
Amount at end of period                              $ 17,160,777      $133,387,384
                                                     ============      ============

                                 EXHIBIT INDEX


EXHIBIT
 INDEX    DESCRIPTION
-------   -----------
23.1      Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the Company's Registration Statements on Form S-8 (Registration
          Nos. 333-60983 and 333-47666).

24        Powers of Attorney.