Form 10QSB
period 2002-03-31
UNITED STATES EXPLORATION INC
filed 2002-05-13
CIK 847074

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 15, 2002 - 18,855,906.

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

                        UNITED STATES EXPLORATION, INC.

                                     Index

                                                                                                   Page
                                                                                                   ----
Part I - FINANCIAL INFORMATION

        Item 1     Financial Statements.........................................................     4
        Item 2     Management's Discussion and Analysis or Plan of Operation....................    11

Part II - OTHER INFORMATION.....................................................................    16

SIGNATURES......................................................................................    17

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                           March 31            December 31,
                                                             2002                  2001
                                                          -----------          ------------
CURRENT ASSETS
  Cash & cash equivalents                                 $ 3,518,715          $ 3,742,701
  Accounts receivable                                       1,194,400            1,619,975
  Due from related parties                                      6,256                8,482
  Prepaid expenses & deposits                                 363,978              412,981
                                                          -----------          -----------

      Total current assets                                  5,083,349            5,784,139

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment                       20,271,969           19,952,146
  Other equipment and leasehold improvements                  165,680              173,410
                                                          -----------          -----------

                                                           20,437,649           20,125,556

OTHER ASSETS
  Loan costs, less accumulated
   amortization of $26,111 at March 31, 2002
   and  $20,722 at December 31, 2001                           26,937               32,325
                                                          -----------          -----------

                                                               26,937               32,325
                                                          ===========          ===========

    Total assets                                          $25,547,935          $25,942,020
                                                          ===========          ===========

See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               MARCH 31,            DECEMBER 31,
                                                                 2002                   2001
                                                             ------------           ------------
CURRENT LIABILITIES
  Accounts payable                                           $  1,010,938           $  1,104,449
  Revenues payable                                                565,773                682,691
  Taxes payable                                                 1,258,518              1,506,636
  Accrued liabilities                                             112,778                231,103
  Due related parties                                              43,274                 31,048
                                                             ------------           ------------

   Total current liabilities                                    2,991,281              3,555,927

NON CURRENT LIABILITIES
  Note payable-Bank                                                     0                      0
                                                             ------------           ------------

  Total non-current liabilities                                         0                      0
                                                             ------------           ------------

Total Liabilities                                               2,991,281              3,555,927

STOCKHOLDERS' EQUITY
  Common stock-$.0001 par value
    Authorized-500,000,000 shares
    issued and outstanding-18,855,906 shares at
    March 31, 2002 and 18,825,328 shares
    at December 31, 2001 respectively                               1,885                  1,882
  Capital in excess of par                                     36,726,710             36,683,713
  Accumulated deficit                                         (14,171,941)           (14,299,502)
                                                             ------------           ------------

    Total stockholders' equity                                 22,556,654             22,386,093
                                                             ------------           ------------

Total liabilities & stockholders' equity                     $ 25,547,935           $ 25,942,020
                                                             ============           ============

See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED     THREE MONTHS ENDED
                                                             March 31, 2002         MARCH 31, 2001
                                                           ------------------     ------------------
REVENUES
   Sale of company produced oil and gas                       $  1,961,219           $  4,697,298
   Sale of purchased gas                                                 0                874,289
   Contracting and operating fees                                   13,796                 19,197
                                                              ------------           ------------
                                                                 1,975,015              5,590,784
COSTS & EXPENSES
   Production costs-oil and gas                                    616,183                813,882
   Gas acquisition costs                                                 0                413,143
   Gathering & transmission costs                                        0                137,814
   Depletion, depreciation, and amortization                       743,214                834,127
   General and administrative expenses                             492,212                486,023
                                                              ------------           ------------
                                                                 1,851,609              2,684,989

   Earnings from operations                                        123,406              2,905,795

OTHER INCOME (EXPENSE)
   Interest income                                                  12,325                      0
   Interest expense                                                 (3,194)               (41,315)
   Other                                                            (4,976)                     0
                                                              ------------           ------------
                                                                     4,155                (41,315)
                                                              ------------           ------------

   Income before taxes                                             127,561              2,864,480
                                                              ------------           ------------

   Income Taxes                                                          0                (59,500)
                                                              ------------           ------------

           NET INCOME                                              127,561              2,804,980
                                                              ------------           ------------

Preferred stock dividends attributable to period                         0                (53,180)
                                                              ------------           ------------

Net income applicable to common stockholders                  $    127,561           $  2,751,800
                                                              ------------           ------------

Earnings per common share:

Basic earnings per common share                               $       0.01           $       0.15
                                                              ============           ============

Weighted average common shares outstanding                      18,855,906             18,674,485
                                                              ============           ============

Fully diluted income (loss) per common share                  $       0.01           $       0.14
                                                              ============           ============

Weighted average common shares outstanding                      18,898,131             19,702,221
                                                              ============           ============

See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                               March 31, 2002        March 31, 2001
                                                                             ------------------    ------------------
CASH FLOWS FROM OPERATIONS
         Net Income                                                             $   127,561           $ 2,804,980

         Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation, depletion and amortization                                 743,214               834,127
           Stock issued as compensation                                              43,000                57,000
           Decrease (increase) in accounts receivable (net)                         425,575              (302,436)
           Decrease in due from related parties                                       2,226                 3,431
           Increase in inventory                                                          0               (82,371)
           Decrease (increase) in prepaid expenses                                   49,003                (9,486)
           Increase (decrease) in accounts payable and
             accrued expenses                                                      (576,872)              109,569
           Increase in due to related parties                                        12,226                55,370
           Increase in income taxes                                                       0                59,500
                                                                                ===========           ===========

         Net cash provided by operating activities                                  825,933             3,529,684

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                                  (1,099,919)           (1,689,111)
           Proceeds from sale of properties and equip                                50,000                     0
                                                                                -----------           -----------

         Net cash used in investing activities                                   (1,049,919)           (1,689,111)

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of Notes Payable                                                     0            (6,636,300)
           Proceeds from Debt                                                             0             4,966,700
                                                                                -----------           -----------

         Net Cash used in  Financing Activities                                           0            (1,669,600)

Net increase (decrease) in cash and cash equivalents                               (223,986)              170,973

Cash and cash equivalents-beginning of period                                     3,742,701               139,411
                                                                                ===========           ===========

Cash and cash equivalents-end of period                                         $ 3,518,715           $   310,384
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

NOTE 2 - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year.

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

                                                                      3/31/02              3/31/01
                                                                    -----------          -----------
Numerator:
        Net income attributable to common
          shareholders                                              $   127,561          $ 2,751,800
        Preferred stock dividends                                            --               53,180
                                                                    -----------          -----------
        Net income assuming full dilution                               127,561            2,804,980
                                                                    ===========          ===========

Denominator:
        Basic shares                                                 18,855,906           18,674,485
        Effect of dilutive securities
               Series C convertible preferred stock(1)                       --              988,473
               Employee stock options                                    42,225               39,263
                                                                    -----------          -----------
        Dilutive effect                                                  42,225            1,027,736
                                                                    -----------          -----------
        Shares assuming full dilution                                18,898,131           19,702,221
                                                                    ===========          ===========

Basic earnings per share                                            $      0.01          $      0.15
                                                                    ===========          ===========

Diluted earnings per share                                          $      0.01          $      0.14
                                                                    ===========          ===========

---------------
(1) Subsequent to March 31, 2001, 144,981 shares of the Company's common stock were issued upon conversion of Series C Preferred Stock and all unconverted shares of Series C Preferred Stock were redeemed.

NOTE 4 - COMMITMENTS

Effective July 1, 1998, the Company entered into a 117 month lease for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The approximate minimum aggregate rental commitment under the office space lease is as follows:

                       2002 (remainder of year)        $  133,353
                       2003                               219,150
                       2004                               232,932
                       2005                               232,932
                       2006                               232,932
                       Thereafter                         291,165
                                                       ----------
                                                       $1,342,464

The Company has committed to drill 20 wells by November 30, 2002 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company (UPR). At March 31, 2002, seven wells have been commenced or drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled or commenced by November 30, 2002 will be due UPR.

NOTE 5 - CREDIT AGREEMENT

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The revolving credit agreement is available through August 1, 2003 in the amount of $10 million based upon a borrowing base redetermination in April 2002, which may be decreased based on subsequent borrowing base determinations by the lender at each October 1 and April 1. The loan bears interest (4.00% at March 31, 2002) at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan as follows:

                                                          APPLICABLE
                      OUTSTANDING BALANCE               INTEREST RATE
                      --------------------            -----------------
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

Subsequent to March 31, 2002, the Credit Agreement was amended to increase the maximum borrowing base to $15,000,000 and to extend the maturity date to May 1, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         Oil and gas prices were very high as we entered 2001 and were very low as we entered 2002. Gas prices started to improve towards the end of the first quarter of 2002. Lower prices adversely affected our revenues for the first quarter of 2002. At April 30, 2002 we had approximately $3,300,000 in cash, prepaid drilling costs of $312,450 and an available credit facility of $10,000,000 (subsequently increased to $15,000,000). We intend to use the cash and credit facility to actively develop our oil and gas properties and participate in other activities that, in the judgment of the Board of Directors, will increase shareholder value.

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

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facilities

         We have a revolving credit facility with Bank of Oklahoma, N.A. Effective as of May 1, 2002, the credit facility was amended to extend the maturity date to May 1, 2004 and to increase the maximum borrowing base to $15,000,000, which may be decreased based on subsequent borrowing base determinations by the lender at each October 1 and April 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of our oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require us to (i) maintain a tangible net worth of $8,000,000,
(ii) maintain a debt coverage ratio (as defined in the credit agreement) of
1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1. At May 1, 2002, there were no borrowings outstanding under the line.

Capital Expenditures

         Our capital expenditures for the first quarter of 2002 were approximately $1,100,000, and consist primarily of costs incurred in the continuing development of our oil and gas properties.

         Under our Exploration Agreement with UPR, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2002. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not commenced. As of April 30, 2002, twelve commitment wells have been or are in the process of being drilled. Management believes that the remainder of the commitment under the Exploration Agreement during the current period will be satisfied.

Cash Balances and Cash Flow

         As of April 30, 2002 we had cash and cash equivalents of approximately $3,300,000 and has prepaid drilling costs in an amount of $312,450. At today's prices, current production levels are expected to produce a positive cash flow before capital spending in 2002. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Series C Preferred Stock

         On April 30, 2001 we called for redemption of all of the 443,166 outstanding shares of our Series C Convertible Preferred Stock. Holders of the Series C Convertible Preferred Stock had the right to convert all or part of their shares into shares of common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C Convertible Preferred Stock). The holders of 65,000 shares of Series C Convertible Preferred Stock elected to convert. As a result, 144,981 shares of common stock were issued to those holders electing to convert and the remaining 378,166 shares of Series C Convertible Preferred Stock were redeemed.

Property Sales

         During the first quarter of 2002, we agreed to sell our exploration rights under approximately 680 acres to the owner of the surface rights in order to allow for residential development and received a nonrefundable deposit of $50,000. The closing of the transaction occurred in April 2002 and we received $450,000 at closing. These proceeds were and will be credited to our full cost pool of oil and gas property and equipment.

Results of Operations

Quarter Ended March 31, 2002

         We realized net income of $127,561 or $.01 per share for the first quarter of 2002. Including preferred stock dividends, income for the first quarter of 2001 was $2,751,800 or $.15 per share ($.14 per share fully diluted). We redeemed or converted all of our outstanding preferred stock during the second quarter of 2001. Low oil and gas prices during the first quarter of 2002 compared to high oil and gas prices during the first quarter of 2001 is the significant reason for the reduction in net income between the two quarters.

         We sold our Kansas oil and gas properties and gas gathering systems in July 2001. During the first quarter of 2001, sales of purchased gas in Kansas less the related gas acquisition costs and gathering and transmission costs produced an operating profit of $323,332. No depreciation or amortization expense is included in this calculation.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended March 31, 2002 and March 31, 2001 are shown in the table below:

                  Net Oil and Gas Production and Sales Prices

                                                            Three months ended March 31,
                                     --------------------------------------------------------------------------
                                                   2002                                     2001
                                     --------------------------------        ----------------------------------
                                     Kansas    Colorado        Total         Kansas      Colorado        Total
                                     ------    --------        ------        ------      --------        ------
Production
 Oil - mbbl                            --         33.44         33.44            --         46.31         46.31
 Natural Gas - mmcf                    --        552.94        552.94         23.38        470.57        493.95
 Total - mmcfe                         --        753.58        753.58         23.38        748.43        771.81

Weighted Average Prices
 Oil - $/bbl                           --         21.09         21.09            --         27.65         27.65
 Natural Gas - $/mcf                   --          2.27          2.27          4.19          7.05          6.92

The decrease in production costs from $813,882 for the first quarter of 2001 to $616,183 for the first quarter of 2002 is largely attributable to a reduction in value based production taxes from $365,400 for the first quarter of 2001 to $128,602 for the first quarter of 2002.

         Depletion, depreciation and amortization decreased from $834,127 for the first quarter of 2001 to $743,214 for the first quarter of 2002. Approximately $62,000 of this reduction is attributable to the sale of the Kansas gas gathering systems during 2001.

         The reduction in interest expense from $41,315 for the first quarter of 2001 to $3,194 for the first quarter of 2002 reflects the fact that borrowings under our credit facility were reduced to zero during the second quarter of 2001. The $3,194 is for commitment fees. Interest income of $12,325 for the first quarter of 2002 is from excess cash invested in a money market fund.

         During the first quarter of 2001, we estimated we had used all Colorado net operating losses and provided for $59,500 in state income taxes. When the actual tax returns were finalized during the second quarter of 2001, Colorado net operating losses remained available. We reversed the $59,500 provision for state income taxes in the second quarter of 2001.

         All of our Series C Convertible Preferred Stock was redeemed or converted during the second quarter of 2001. Accordingly, there were no preferred stock dividends attributable to the first quarter of 2002.

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

         Oil and Gas Prices and Markets. Our revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of foreign governments, international cartels and the United States government. Price declines have in the past and may in the future adversely affect the Company, both in lower prices received for its oil and gas and in reductions in the estimated proved reserves attributable to our properties. Our revenues increased significantly in early 2001 as a result of increases in oil and gas prices, and later decreases in oil and gas prices in 2001 and early 2002 have had an equally significant effect on revenues in the other direction. In addition, our revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

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

         Additional Financing. The Company has recently increased the maximum amount of its credit facility to $15,000,000. However, the actual amount available under the facility is based on a borrowing base that is redetermined by the lender each October 1 and April 1. Based on the borrowing base determination as of April 1, 2002, the full $15,000,000 is available under the credit facility. Although management believes that, based on current oil and gas prices, our proved reserves can support a borrowing base of $15,000,000, there can be no assurance that future declines in oil and gas prices will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

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

         Reliance on Key Personnel. The Company is dependent upon its executive officers and key employees, particularly Bruce D. Benson, its Chief Executive Officer. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. We do not have key person life insurance on any of our officers. We do not have an employment agreement with any of our officers.

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

Item 6.           Exhibits and Reports on Form 8-K.

                  A.       Exhibits:

                       10.1   First Amendment to Credit Agreement made and effective May 1, 2002, by and between United States Exploration, Inc. and Bank of Oklahoma,
                              N.A.

                       10.2   Amended and Restated Revolving Note of United States Exploration,
                              Inc., dated May 1, 2002, in the amount of $15,000,000 payable to Bank of Oklahoma, N.A.

                       10.3   First Supplemental Mortgage, Security Agreement, Assignment and
                              Financing Statement from United States Exploration, Inc. to Bank of
                              Oklahoma, N.A., dated effective May 1, 2002.

                  B.       Reports on Form 8-K.

                  None.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNITED STATES EXPLORATION, INC.



Date: May 13, 2002                     By: /s/ Bruce D. Benson
                                          --------------------------------------
                                          Bruce D. Benson, President,
                                          Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)



Date: May 13, 2002                     By: /s/ F. Michael Murphy
                                          --------------------------------------
                                          F. Michael Murphy, Vice President,
                                          Secretary and Chief Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
 Number        Exhibit
-------        -------
10.1           First Amendment to Credit Agreement made and
               effective May 1, 2002, by and between United States
               Exploration, Inc. and  Bank of Oklahoma, N.A.

10.2           Amended and Restated Revolving Note of United States
               Exploration, Inc., dated May 1, 2002, in the amount of $15,000,000 payable to Bank of Oklahoma, N.A.

10.3           First Supplemental Mortgage, Security Agreement,
               Assignment and Financing Statement from United
               States Exploration, Inc. to Bank of
               Oklahoma, N.A., dated effective May 1, 2002.