Form 10QSB
period 2002-06-30
UNITED STATES EXPLORATION INC
filed 2002-08-14
CIK 847074

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2002
                               -------------------

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

                1560 Broadway, Suite 1900, Denver, Colorado 80202
               --------------------------------------------------
                    (Address or Principal Executive Offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 5, 2002 - 18,855,906.

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

                         UNITED STATES EXPLORATION, INC.


                                      Index

                                                                                       Page
                                                                                       ----
Part I - FINANCIAL INFORMATION

         Item 1     Financial Statements...........................................      4

         Item 2     Management's Discussion and Analysis or Plan of Operation......     12

Part II - OTHER INFORMATION........................................................     19

SIGNATURES.........................................................................     23

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                  JUNE 30,     DECEMBER 31,
                                                   2002            2001
                                               -------------   -------------
CURRENT ASSETS
  Cash & cash equivalents                      $     496,267   $   3,742,701
  Accounts receivable                              2,227,542       1,619,975
  Due from related parties                             5,791           8,482
  Prepaid expenses & deposits                         69,530         412,981
                                               -------------   -------------

      Total current assets                         2,799,130       5,784,139

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment              23,854,699      19,952,146
  Other equipment and leasehold improvements         175,657         173,410
                                               -------------   -------------
                                                  24,030,356      20,125,556

OTHER ASSETS
  Loan costs, less accumulated
   amortization of $29,684 at June 30, 2002
   and  $20,722 at December 31, 2001                  33,914          32,325
                                               -------------   -------------
                                                      33,914          32,325
                                               -------------   -------------

    Total assets                               $  26,863,400   $  25,942,020
                                               =============   =============

See accompanying notes.

                     UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     JUNE 30         DECEMBER 31,
                                                       2002              2001
                                                  --------------    --------------
CURRENT LIABILITIES
  Accounts payable                                $    1,127,572    $    1,104,449
  Revenues payable                                       647,486           682,691
  Taxes payable                                        1,167,102         1,506,636
  Accrued liabilities                                    120,806           231,103
  Due related parties                                     29,443            31,048
                                                  --------------    --------------

   Total current liabilities                           3,092,409         3,555,927

NON CURRENT LIABILITIES
  Note payable-Bank                                            0                 0
                                                  --------------    --------------
  Total non-current liabilities                                0                 0
                                                  --------------    --------------
Total Liabilities                                      3,092,409         3,555,927

STOCKHOLDERS' EQUITY
  Common stock-$.0001 par value
    Authorized-500,000,000 shares
    issued and outstanding-18,855,906 shares at
    June 30, 2002 and 18,825,328 shares
    at December 31, 2001 respectively                      1,885             1,882
  Capital in excess of par                            36,726,710        36,683,713
  Accumulated deficit                                (12,957,604)      (14,299,502)
                                                  --------------    --------------

    Total stockholders' equity                        23,770,991        22,386,093
                                                  --------------    --------------

Total liabilities & stockholders' equity          $   26,863,400    $   25,942,020
                                                  ==============    ==============

See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                           ENDED              ENDED              ENDED               ENDED
                                                       June 30, 2002      June 30, 2001      JUNE 30, 2002      JUNE 30, 2001
                                                      ---------------    ---------------    ---------------    ---------------
REVENUES
   Sale of company produced oil and gas               $     3,065,850    $     3,468,584    $     5,027,069    $     8,165,882
   Sale of purchased gas                                            0            389,596                  0          1,263,885
   Contracting and operating fees                              35,088             16,898             48,884             36,095
   Gain on sale of fixed assets                                     0          4,002,748                  0          4,002,748

                                                      ---------------    ---------------    ---------------    ---------------
                                                            3,100,938          7,877,826          5,075,953         13,468,610

COSTS & EXPENSES
   Gas acquisition costs                                            0            281,874                  0            695,017
   Gathering & transmission costs                                   0            201,240                  0            339,054
   Production costs-oil and gas                               686,858            823,276          1,303,041          1,637,158
   Depletion, depreciation, and amortization                  746,035            878,148          1,489,249          1,712,275
   Provision for impairment of assets                               0          1,107,990                  0          1,107,990
   General and administrative expenses                        467,056            557,361            959,268          1,043,384

                                                      ---------------    ---------------    ---------------    ---------------
                                                            1,899,949          3,849,889          3,751,558          6,534,878

   Earnings from operations                                 1,200,989          4,027,937          1,324,395          6,933,732

OTHER INCOME (EXPENSE)
   Interest income                                             16,461                  0             28,786                  0
   Interest expense                                            (3,125)           (35,198)            (6,319)           (76,513)
   Other                                                           12            202,823             (4,964)           202,823

                                                      ---------------    ---------------    ---------------    ---------------
                                                               13,348            167,625             17,503            126,310
                                                      ---------------    ---------------    ---------------    ---------------
Income before taxes                                         1,214,337          4,195,562          1,341,898          7,060,042
   Income taxes                                                     0             59,500                  0                  0

                                                      ---------------    ---------------    ---------------    ---------------
Net income                                                  1,214,337          4,255,062          1,341,898          7,060,042
                                                      ---------------    ---------------    ---------------    ---------------

   Preferred stock dividends attributable to period                 0            (29,072)                 0            (82,252)

                                                      ---------------    ---------------    ---------------    ---------------
Net income applicable to common stockholders                1,214,337          4,225,990          1,341,898          6,977,790
                                                      ---------------    ---------------    ---------------    ---------------

Earnings per common share:

Basic earnings per common share                       $          0.06    $          0.23    $          0.07    $          0.37
                                                      ===============    ===============    ===============    ===============

Weighted average common shares outstanding                 18,855,906         18,742,142         18,855,906         18,708,501
                                                      ===============    ===============    ===============    ===============

Fully diluted earnings per common share               $          0.06    $          0.22    $          0.07    $          0.36
                                                      ===============    ===============    ===============    ===============

Weighted average common shares outstanding                 18,921,829         19,449,566         18,909,995         19,574,881
                                                      ===============    ===============    ===============    ===============

See accompanying notes

               UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             SIX MONTHS ENDED    SIX MONTHS ENDED
                                                               June 30, 2002      June 30, 2001
                                                              ---------------    ---------------
CASH FLOWS FROM OPERATIONS
       Net Income                                             $     1,341,898    $     7,060,042

       Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation, depletion and amortization                   1,489,249          1,712,275
         Provision for impairment of assets                                 0          1,107,990
         Gain on sale of assets                                             0         (4,002,748)
         Decrease (increase) in accounts receivable (net)            (607,567)         1,084,464
         Decrease (increase) in due from related parties                2,691             (5,002)
         Decrease in inventory                                              0              4,690
         Decrease (increase) in prepaid expenses & deposits           343,451            (54,955)
         Decrease in accounts payable and
           accrued expenses                                          (461,913)          (444,947)
         Increase (decrease) in due to related parties                 (1,605)            73,507
         Stock issued as compensation                                  43,000             67,000
         Other                                                              0                 (4)
                                                              ---------------    ---------------
       Net cash provided by operating activities                    2,149,204          6,602,312

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                      (5,895,638)        (4,603,018)
         Proceeds from sale of properties and equip                   500,000          6,017,467

                                                              ---------------    ---------------
       Net cash provided by (used in) investing activities         (5,395,638)         1,414,449

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of Notes Payable                                         0        (15,609,000)
         Proceeds from Debt                                                 0         12,152,800
         Dividends paid-Series C convertible
           preferred stock                                                  0           (614,052)
         Redemption of Series C convertible
           preferred stock                                                  0         (2,268,996)
                                                              ---------------    ---------------
       Net Cash used in  Financing Activities                               0         (6,339,248)

Net increase (decrease) in cash and cash equivalents               (3,246,434)         1,677,513

Cash and cash equivalents-beginning of period                       3,742,701            139,411

                                                              ---------------    ---------------
Cash and cash equivalents-end of period                       $       496,267    $     1,816,924
                                                              ===============    ===============


Supplemental Disclosures
       Conversion of preferred shares to common shares                           $       390,000

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of United States Exploration, Inc. and, during 2001, its wholly owned subsidiary Producers Service Incorporated ("PSI"). All significant intercompany transactions and balances have been eliminated in consolidation. As a part of the sale of its southeast Kansas properties, PSI was sold in July 2001.

NOTE 2 - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals. The results of operations for the three months and the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year.

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

                                                   Three        Three           Six         Six
                                                  Months        Months         Months       Months
                                                  Ended        Ended           Ended        Ended
                                                 6/30/02       6/30/01        6/30/02      6/30/01
                                               -----------   -----------   -----------   -----------
Numerator:
         Net income attributable to
           common shareholders                 $ 1,214,337   $ 4,225,990   $ 1,341,898   $ 6,977,790
         Preferred stock dividends                      --        29,072            --        82,252
                                               -----------   -----------   -----------   -----------
         Net income assuming full dilution     $ 1,214,337   $ 4,255,062   $ 1,341,898   $ 7,060,042
                                               ===========   ===========   ===========   ===========

Denominator:
         Basic shares                           18,855,906    18,742,142    18,855,906    18,708,501
         Effect of dilutive securities
                  Series C convertible
                     preferred stock(1)                 --       553,979            --       770,026
                  Employee stock options            65,923       153,445        54,089        96,354
                                               -----------   -----------   -----------   -----------
         Dilutive effect                            65,923       707,424        54,089       866,380
                                               -----------   -----------   -----------   -----------
         Shares assuming full dilution          18,921,829    19,449,566    18,909,995    19,574,881
                                               ===========   ===========   ===========   ===========

Basic earnings per share                       $      0.06   $      0.23   $      0.07   $      0.37

Diluted earnings per share                     $      0.06   $      0.22   $      0.07   $      0.36

---------

(1) In May, 2001, 144,981 shares of the Company's common stock were issued upon conversion of Series C Preferred Stock and all unconverted shares of Series C Preferred Stock were redeemed.

NOTE 4 - COMMITMENTS

Effective July 1, 1998, the Company entered into a 117 month lease for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The approximate minimum aggregate rental commitment under the office space lease is as follows:

                           2002 (remainder of year)             $   88,902
                           2003                                    219,150
                           2004                                    232,932
                           2005                                    232,932
                           2006                                    232,932
                           Thereafter                              291,165
                                                                ----------
                                                                $1,298,013
                                                                ==========

The Company has committed to drill 20 wells by November 30, 2002 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific

Resources Company (UPR). At June 30, 2002, 13 wells have been commenced or drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled or commenced by November 30, 2002 will be due UPR.

NOTE 5 - CREDIT AGREEMENT

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The credit agreement was amended May 1, 2002. The revolving credit agreement as amended is available through May 1, 2004 in the amount of $15 million based upon a borrowing base redetermination in April 2002, which may be decreased based on subsequent borrowing base determinations by the lender at each October 1 and April 1. The loan bears interest (4.00% at June 30, 2002) at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan as follows:

                                                              APPLICABLE
                           OUTSTANDING BALANCE                INTEREST RATE
                           -------------------                -------------
                                  $0-$7,500,000               Prime, less 0.75%
                           $7,500,000-$11,250,000             Prime, less 0.50%
                           $11,250,000-$13,500,000            Prime, less 0.25%
                           $13,500,000-$15,000,000            Prime

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

NOTE 6 - PROPERTY ACQUISITION AND SALE

On March 1, 2001, the Company's board of directors approved the purchase of an oil and gas project from Benson Mineral Group, Inc. ("BMG") located in Neosho County, Kansas. The Chairman of the Company's Board of Directors, being the President of BMG, abstained from the Board's vote on this matter. The purchase price of the property was BMG's cost basis in the property. On June 14, 2001, the Company sold its interest in this project. The costs of the non-producing properties contained in this project were not included in the Company's full cost pool of amortizable oil and gas property and equipment. The gain on sale of $4,002,748 is included as a gain on sale of fixed assets in the condensed consolidated statement of operations. Included in accounts receivable at June 30, 2001, were the holdback monies related to this sale of $306,202, which were received in July 2001. This was not a recurring transaction for the Company.

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

NOTE 8 - SALE OF KANSAS PROPERTIES

In July of 2001, the Company completed the sale of its Kansas gas gathering systems and oil and gas properties for $550,000. Included in the sale was the stock of the Company's wholly owned subsidiary PSI. The Company allocated $150,000 of the sales proceeds to its gas gathering systems and pipeline lease. At June 30, 2001, the Company impaired the value of its gas gathering systems and pipeline lease by $1,107,990 to reflect the fair market of these assets. The $400,000 received for the oil and gas properties was credited to the full cost pool of oil and gas properties and equipment and no gain or loss was recognized on this part of the sale. This was not a recurring transaction for the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

Introduction

         Oil and gas prices were very high as we entered 2001 and were very low as we entered 2002. Gas prices improved somewhat from the first quarter of 2002 to the second quarter of 2002. We expect lower gas prices for the third quarter of 2002 than we had for the second quarter of 2002. We have drilled 25 new 100% owned wells and have borrowed approximately $150,000 on our credit facility both as of August 5, 2002. We have also participated in development operations proposed by other operators, including the drilling of three new gross wells (.52 net wells). We intend to use the remainder of our $15,000,000 credit facility to actively develop our oil and gas properties and participate in other activities that, in the judgment of the Board of Directors, will increase shareholder value.

         In December, 2000, we retained McDonald Investments, Inc., a Key Corp. company, to provide advisory services in connection with the Board of Directors' analysis of strategies to maximize shareholder value. Our recent activity with McDonald Investments, Inc. has been minimal but our board of directors is continuing to explore the alternatives that may be available to translate our improved financial condition and operating results into additional value for our shareholders.

Liquidity and Capital Resources

Bank Credit Facilities

         We have a revolving credit facility with Bank of Oklahoma, N.A. Effective as of May 1, 2002, the credit facility was amended to extend the maturity date to May 1, 2004 and to increase the maximum borrowing base to $15,000,000, which may be decreased based on subsequent borrowing base determinations by the lender at each October 1 and April 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of our oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require us to (i) maintain a tangible net worth of $8,000,000,
(ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1. At August 5, 2002, we had borrowed approximately $150,000.

Capital Expenditures

         Our capital expenditures for the second quarter of 2002 were approximately $4,800,000, and consist primarily of costs incurred in the continuing development of our oil and gas properties.

         Under our Exploration Agreement with UPR, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2002. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not commenced. As of August 5, 2002, fifteen commitment wells have been or are in the process of being drilled. Management believes that the remainder of the commitment under the Exploration Agreement during the current period will be satisfied.

Cash Balances and Cash Flow

         As of August 5, 2002 we had negligible cash and cash equivalents because substantially all cash is used to reduce outstanding borrowings on our credit facility. Even at today's prices, current production levels are expected to produce a positive cash flow before capital spending for the remainder of 2002. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

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

Property Sales

         During the first quarter of 2002, we agreed to sell our exploration rights under approximately 680 acres to the owner of the surface rights in order to allow for residential development and received a nonrefundable deposit of $50,000. The closing of the transaction occurred in the second quarter of 2002 and we received $450,000 at closing. These proceeds were credited to our full cost pool of oil and gas property and equipment.

Results of Operations

Quarter Ended June 30, 2002

         We realized net income of $1,214,337 or $.06 per share for the second quarter of 2002. Including preferred stock dividends, income for the second quarter of 2001 was $4,225,990 or $.23 per share ($.22 per share fully diluted). The $4,002,748 gain on the sale of the Neosho County, Kansas project during the second quarter of 2001, partially offset by the provision for impairment of the Kansas gas gathering systems and oil and gas properties of $1,107,990, is the significant reason for the higher net income in the 2001 quarter. The second quarter of 2002 includes approximately $240,000 of oil and gas sales net of taxes and other production costs which relate to years prior to 2002 and which result from two wells wherein it was determined we were entitled to an ownership interest.

         We sold our Kansas oil and gas properties and gas gathering systems in July 2001. During the second quarter of 2001, sales of purchased gas in Kansas less the related gas acquisition costs and gathering and transmission costs produced an operating loss of $93,518. No depreciation or amortization expense is included in this calculation.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended June 30, 2002 and June 30, 2001 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices

                                                                  Three months ended June 30
                                -----------------------------------------------------------------------------
                                            2002                                          2001
                                -----------------------------------       -----------------------------------     Three months
                                Kansas     Colorado           Total       Kansas       Colorado        Total          ended
                                ------     --------          ------       ------       --------        -----      March 31, 2002
                                                                                                                  --------------
Production
 Oil - mbbl                      --           34.09           34.09          .20         50.94         51.14           33.44
 Natural Gas - mmcf              --          678.89          678.89        25.85        559.90        585.75          552.94
 Total - mmcfe                   --          883.43          883.43        27.05        865.54        892.59          753.58

Weighted Average Prices
 Oil - $/bbl                     --           26.05           26.05        23.59         27.51         27.50           21.09
 Natural Gas - $/mcf             --            2.80            2.80         3.23          3.53          3.52            2.07


         Production costs decreased from $823,276 for the second quarter of 2001 to $686,858 for the second quarter of 2002. Production costs were $616,683 for the first quarter of 2002.

         Depletion, depreciation and amortization decreased from $878,148 for the second quarter of 2001 to $746,035 for the second quarter of 2002. Approximately $42,000 of this reduction is attributable to the sale of the Kansas gas gathering systems during 2001.

         The provision for impairment of assets in the second quarter of 2001 of $1,107,990 reflects the adjustment to fair market value of the Kansas gas gathering systems and pipeline lease to $150,000. The sale of these assets was completed in July 2001.

         General and administrative expenses decreased $90,305 from $557,361 for the second quarter of 2001 to $467,056 for the second quarter of 2002. The second quarter of 2001 expenses included $103,357 of external costs relating to the Company efforts through McDonald Investments, Inc. to enhance shareholder value.

         Gain on sale of fixed assets for the second quarter of 2001 included a gain of $4,002,748 from the sale of the Company's interest in the Neosho County Kansas project. (See Note 6 to the Financial Statements).

         The reduction in interest expense from $35,198 for the second quarter of 2001 to $3,125 for the second quarter of 2002 reflects the fact that borrowings under our credit facility were reduced to zero during the second quarter of 2001. The $3,125 is for commitment fees for unused availability under the credit facility. Interest income of $16,461 for the second quarter of 2002 is from excess cash invested in a money market fund and from notes securing a drilling prepayment.

         Other income for the second quarter of 2001 includes income of $202,823 relating to a revision in the estimate of Colorado ad valorem taxes due.

         During the first quarter of 2001, we estimated we had used all Colorado net operating losses and provided for $59,500 in state income taxes. When the actual tax returns were finalized during the second quarter of 2001, Colorado net operating losses remained available. We reversed the $59,500 provision for state income taxes in the second quarter of 2001. There is no provision for federal or state income taxes in the second quarter of 2002 because of federal and state net operating losses.

         All of our Series C Convertible Preferred Stock was redeemed or converted during the second quarter of 2001. Accordingly, there were no preferred stock dividends attributable to the second quarter of 2002.

Six Months Ended June 30, 2002

         We realized net income of $1,341,898 or $0.07 per share for the first six months of 2002. Including preferred stock dividends, income for the first six months of 2001 was $6,977,790 or $0.37 per share ($0.36 per share fully diluted). High gas prices during the first quarter of 2001 coupled with the $4,002,748 gain on the sale of the Neosho County Kansas project during the second quarter of 2001, partially offset by the provision for impairment of the Kansas gas gathering systems and oil and gas properties of $1,107,990, are the significant reasons for the higher net income in the first six months of 2001. The first six months of 2002 includes approximately $240,000 of oil and gas sales net of taxes and other production costs which relate to years prior to 2002 and which result from two wells wherein it was determined we were entitled to an ownership interest.

         We sold our Kansas oil and gas properties and gas gathering systems in July 2001. Sales of purchased gas less the related gas acquisition costs and transmission costs produced an operating profit of $229,814 for the first six months of 2001. No depreciation or amortization expense is included in these calculations.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the six months ended June 30, 2002 and June 30, 2001 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices

                                                               Six months ended June 30
                          ---------------------------------------------------------------------------------------------
                                               2002                                          2001
                          ---------------------------------------------   ---------------------------------------------
                              Kansas         Colorado         Total          Kansas         Colorado           Total
                          -------------   -------------   -------------   -------------   -------------   -------------
Production
 Oil - mbbl                          --           67.94           67.94             .20           97.25           97.45
 Natural Gas - mmcf                  --         1228.09         1228.09           49.23         1030.47         1079.70
 Total - mmcfe                       --         1635.73         1635.73           50.43         1613.97         1664.40

Weighted Average Prices
 Oil - $/bbl                         --           23.45           23.45           23.59           27.25           27.24
 Natural Gas - $/mcf                 --            2.57            2.57            3.70            5.26            5.19

         Production costs of oil and gas decreased from $1,637,158 for the first six months of 2001 to $1,303,041 for the first six months of 2002. The decrease is largely attributable to a $255,597 decrease in value based oil and gas production taxes.

         The six months ended June 30, 2001 contains a provision for impairment in value of $1,107,990 and a gain on sale of fixed assets of $4,002,748, both of which are more fully described in Results of Operations - Quarter Ended June 30, 2002.

         General and administrative expenses for the first six months of 2001 were $1,043,384 and include $103,357 of external costs relating to the Company efforts through McDonald Investments, Inc. to enhance shareholder value. General and administrative costs for the first six months of 2002 were $959,628.

         Interest expense for the first six months of 2002 was $6,319, consisting of commitment fees to Bank of Oklahoma N.A. for unused availability under our credit agreement. Interest expense for the first six months of 2001 was $76,513 and all was to Bank of Oklahoma N.A. The amount borrowed against our credit facility was reduced to zero at June 30, 2001. Interest income of $28,786 for the first six months of 2002 is from excess cash invested in a money market fund and from notes securing a drilling prepayment.

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

         Oil and Gas Prices and Markets. Our revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of foreign governments, international cartels and the United States government. Price declines have in the past and may in the future adversely affect the Company, both in lower prices received for our oil and gas and in reductions in the estimated proved reserves attributable to our properties. Our revenues increased significantly in early 2001 as a result of increases in oil and gas prices, and later decreases in oil and gas prices in 2001 and 2002 have had an equally significant effect on revenues in the other direction. In addition, our revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

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

         Additional Financing. The Company has recently increased the maximum amount of its credit facility to $15,000,000. However, the actual amount available under the facility is based on a borrowing base that is redetermined by the lender each October 1 and April 1. Based on the borrowing base determination as of April 1, 2002, the full $15,000,000 is available under the credit facility. Although management believes that, based on current oil and gas prices, our proved reserves can support a borrowing base of $15,000,000, there can be no assurance that future declines in oil and gas prices or other factors will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the June 20, 2002 annual meeting of the holders of the Company's Common Stock, the matters voted on and the voting results were as follows:

                                       Proposition 1 - Election of Directors

                             For            Withheld Authority       Abstain
                             ---            ------------------       -------
Bruce D. Benson            16,691,167            40                  282,911
Thomas W. Gamel            16,691,187            20                  282,911
Richard L. Robinson        16,631,187            60,020              282,911
Robert J. Malone           16,631,187            60,020              282,911

       Proposition 2 - Ratify Appointment of Ernst & Young LLP as Auditors

                                    For              Against         Abstain
                                   -----             -------         -------
                                16,973,198            0              920

Item 5.  Other Information.

         On July 18, 2002, Mr. Bruce A. Hocking was selected to fill an existing vacancy on the Company's Board of Directors. Mr. Hocking is a principal in Hocking & Reid, LLC, a CPA firm located in Lincoln, Nebraska.

Item 6.  Exhibits and Reports on Form 8-K.

                  A.       Exhibits:

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

                           10.17(13)    First Amendment to Credit Agreement made
                                        and effective May 1, 2002, by and
                                        between United States Exploration, Inc.
                                        and Bank of Oklahoma, N.A.

                           10.18(13)    Amended and Restated Revolving Note of
                                        United States Exploration, Inc., dated
                                        May 1, 2002, in the amount of
                                        $15,000,000 payable to Bank of Oklahoma, N.A.

                           10.19(13)    First Supplemental Mortgage, Security
                                        Agreement, Assignment and Financing
                                        Statement from United States
                                        Exploration, Inc. to Bank of Oklahoma,
                                        N.A., dated effective May 1, 2002.

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

                           (13) Filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2002 and incorporated herein by reference.

                  B.       Reports on Form 8-K.

                  None.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED STATES EXPLORATION, INC.


Date: August 14, 2002              By:   /s/ Bruce D. Benson
                                      -----------------------------------------
                                      Bruce D. Benson, President,
                                      Chief Executive Officer and
                                      Chairman of the Board
                                      (Principal Executive Officer)

Date: August 14, 2002              By:  /s/ F. Michael Murphy
                                      -----------------------------------------
                                      F. Michael Murphy, Vice President,
                                      Secretary and Chief Financial Officer
                                      (Principal Financial Officer)

                                  CERTIFICATION

         Pursuant to 18 U.S.C. Section 1350, the undersigned officer of United States Exploration, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated  August 14, 2002                    /s/ Bruce D. Benson
                                        ---------------------------------------

                                        Name:  Bruce D. Benson

                                        Title: Chairman of the Board, Chief
                                               Executive Officer and President

                                        (Chief Executive Officer)



         The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the report or as a separate disclosure document.

                                  CERTIFICATION

         Pursuant to 18 U.S.C. Section 1350, the undersigned officer of United States Exploration, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q SB for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations o the Company.


Dated  August 14, 2002                   /s/ F. Michael Murphy
                                       -----------------------------------------
                                       Name:  F. Michael Murphy
                                       Title: Executive Vice President and Chief
                                       Financial Officer
                                       (Chief Financial Officer)

         The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the report or as a separate disclosure document.