Form 10QSB
period 2002-09-30
UNITED STATES EXPLORATION INC
filed 2002-11-13
CIK 847074

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 2002
                               ---------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 28, 2002 - 18,855,906.

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

                         UNITED STATES EXPLORATION, INC.


                                      Index


                                                                                                               Page
                                                                                                               ----
Part I - FINANCIAL INFORMATION

         Item 1     Financial Statements...............................................................           4
         Item 2     Management's Discussion and Analysis or Plan of Operation..........................          12

Part II - OTHER INFORMATION............................................................................          19

SIGNATURES.............................................................................................          23

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                      September 30,       December 31,
                                                          2002               2001
                                                      --------------      --------------
CURRENT ASSETS
  Cash and cash equivalents                           $      472,071      $    3,742,701
  Accounts receivable                                      1,388,216           1,619,975
  Due from related parties                                     6,230               8,482
  Prepaid expenses and deposits                               75,679             412,981
                                                      --------------      --------------


      Total current assets                                 1,942,196           5,784,139

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment                      26,966,836          19,952,146
  Other equipment and leasehold improvements                 169,131             173,410
                                                      --------------      --------------
                                                          27,135,967          20,125,556

OTHER ASSETS
  Loan costs, less accumulated
   amortization of $35,045 at September 30, 2002
   and  $20,722 at December 31, 2001                          28,553              32,325
                                                      --------------      --------------
                                                              28,553              32,325
                                                      --------------      --------------

    Total assets                                      $   29,106,716      $   25,942,020
                                                      ==============      ==============



See accompanying notes.

                     UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     SEPTEMBER 30        DECEMBER 31,
                                                         2002                 2001
                                                     -------------       -------------
CURRENT LIABILITIES
  Accounts payable                                   $   1,152,708       $   1,104,449
  Revenues payable                                         511,316             682,691
  Taxes payable                                          1,137,153           1,506,636
  Accrued liabilities                                      164,169             231,103
  Due related parties                                       14,973              31,048
                                                     -------------       -------------


   Total current liabilities                             2,980,319           3,555,927

NON CURRENT LIABILITIES
  Note payable-Bank                                      1,993,800                   0
                                                     -------------       -------------
  Total non-current liabilities                          1,993,800                   0
                                                     -------------       -------------
Total Liabilities                                        4,974,119           3,555,927

STOCKHOLDERS' EQUITY
  Common stock-$.0001 par value
    Authorized-500,000,000 shares
    issued and outstanding-18,855,906 shares at
    September 30, 2002 and 18,825,328 shares
    at December 31, 2001 respectively                        1,885               1,882
  Capital in excess of par                              36,726,710          36,683,713
  Accumulated deficit                                  (12,595,998)        (14,299,502)
                                                     -------------       -------------

    Total stockholders' equity                          24,132,597          22,386,093
                                                     -------------       -------------

Total liabilities & stockholders' equity             $  29,106,716       $  25,942,020
                                                     =============       =============



See accompanying notes.

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       THREE MONTHS        THREE MONTHS       NINE MONTHS           NINE MONTHS
                                                           ENDED               ENDED              ENDED                ENDED
                                                    SEPTEMBER 30, 2002  SEPTEMBER 30, 2001  SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                                    ------------------  ------------------  ------------------  ------------------
REVENUES
   Sale of company produced oil and gas               $     2,171,609    $     2,049,377      $     7,198,678     $    10,215,258
   Sale of purchased gas                                            0                  0                    0           1,263,885
   Contracting and operating fees                              31,004              8,848               79,888              44,943
   Gain on sale of fixed assets                                     0             22,774                    0           4,025,522
                                                      ---------------    ---------------      ---------------     ---------------
                                                            2,202,613          2,080,999            7,278,566          15,549,608

COSTS & EXPENSES
   Gas acquisition costs                                            0                  0                    0             695,017
   Gathering & transmission costs                                   0                  0                    0             339,054
   Production costs-oil and gas                               631,670            699,783            1,934,711           2,336,940
   Depletion, depreciation, and amortization                  706,760            660,189            2,196,009           2,372,464
   Provision for impairment of assets                               0                  0                    0           1,107,990
   General and administrative expenses                        494,375            510,253            1,453,643           1,553,637
                                                      ---------------    ---------------      ---------------     ---------------
                                                            1,832,805          1,870,225            5,584,363           8,405,102

   Earnings from operations                                   369,808            210,774            1,694,203           7,144,506

OTHER INCOME (EXPENSE)
   Interest income                                              1,640             17,516               30,426              17,516
   Interest expense                                            (9,842)            (2,540)             (16,161)            (79,053)
   Other                                                            0                  0               (4,964)            202,823
                                                      ---------------    ---------------      ---------------     ---------------
                                                               (8,202)            14,976                9,301             141,286
                                                      ---------------    ---------------      ---------------     ---------------
Net Income                                                    361,606            225,750            1,703,504           7,285,792
                                                      ---------------    ---------------      ---------------     ---------------

   Preferred stock dividends attributable to period                 0                  0                    0             (82,252)
                                                      ---------------    ---------------      ---------------     ---------------
Net income applicable to common stockholders                  361,606            225,750            1,703,504           7,203,540
                                                      ---------------    ---------------      ---------------     ---------------

Earnings per common share:

Basic earnings per common share                       $          0.02    $          0.01      $          0.09     $          0.38
                                                      ===============    ===============      ===============     ===============

Weighted average common shares outstanding                 18,855,906         18,825,328           18,855,906          18,747,870
                                                      ===============    ===============      ===============     ===============
Fully diluted earnings per common share               $          0.02    $          0.01      $          0.09     $          0.38
                                                      ===============    ===============      ===============     ===============
Weighted average common shares outstanding                 18,855,906         18,934,661           18,891,965          19,359,080
                                                      ===============    ===============      ===============     ===============


See accompanying notes

                UNITED STATES EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               NINE MONTHS ENDED     NINE MONTHS ENDED
                                                               September 30, 2002   September 30, 2001
                                                               ------------------   ------------------
CASH FLOWS FROM OPERATIONS
       Net Income                                                $    1,703,504       $    7,285,792

       Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation, depletion and amortization                     2,196,009            2,372,464
         Provision for impairment of assets                                   0            1,107,990
         Gain on sale of assets                                               0           (4,025,522)
         Decrease in accounts receivable (net)                          184,496            2,019,261
         Decrease in due from related parties                             2,252               18,283
         Decrease in inventory                                                0               (9,201)
         Decrease (increase) in prepaid expenses & deposits             337,302             (115,464)
         Decrease in accounts payable and
           accrued expenses                                            (559,533)            (976,762)
         Increase (decrease) in due to related parties                  (16,075)               6,137
         Stock issued as compensation                                    43,000               67,000
         Provision for doubtful accounts                                 47,263                    0
         Other                                                                0                   (8)
                                                                 --------------       --------------
       Net cash provided by operating activities                      3,938,218            7,749,970

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                        (9,702,648)          (5,078,532)
         Proceeds from sale of properties and equip                     500,000            6,567,467
                                                                 --------------       --------------
       Net cash provided by (used in) investing activities           (9,202,648)           1,488,935

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of Notes Payable                                  (1,935,800)         (15,609,000)
         Proceeds from Debt                                           3,929,600           12,152,800
         Dividends paid-Series C convertible
           preferred stock                                                    0             (614,052)
         Redemption of Series C convertible
           preferred stock                                                    0           (2,268,996)
                                                                 --------------       --------------
       Net Cash provided by (used in) Financing Activities            1,993,800           (6,339,248)

Net increase (decrease) in cash and cash equivalents                 (3,270,630)           2,899,657

Cash and cash equivalents-beginning of period                         3,742,701              139,411
                                                                 --------------       --------------
Cash and cash equivalents-end of period                          $      472,071       $    3,039,068
                                                                 ==============       ==============


Supplemental Disclosures
       Conversion of preferred shares to common shares                                $      390,000

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

NOTE 2 - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals. The results of operations for the three months and the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year.

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


                                             Three         Three         Nine          Nine
                                             Months        Months        Months        Months
                                             Ended         Ended         Ended         Ended
                                             9/30/02       9/30/01       9/30/02       9/30/01
                                             -----------   -----------   -----------   -----------
Numerator:
         Net income attributable to
           common shareholders               $   361,606   $   225,750   $ 1,703,504   $ 7,203,540
         Preferred stock dividends                    --            --            --        82,252
                                             -----------   -----------   -----------   -----------

         Net income assuming full dilution   $   361,606   $   225,750   $ 1,703,504   $ 7,285,792
                                             ===========   ===========   ===========   ===========

Denominator:
         Basic shares                         18,855,906    18,825,328    18,855,906    18,747,870
         Effect of dilutive securities
                  Series C convertible
                     preferred stock(1)               --            --            --       510,530
                  Employee stock options              --       109,333        36,059       100,680
                                             -----------   -----------   -----------   -----------
         Dilutive effect                              --       109,333        36,059       611,210
                                             -----------   -----------   -----------   -----------
         Shares assuming full dilution        18,855,906    18,934,661    18,891,965    19,359,080
                                             ===========   ===========   ===========   ===========

Basic earnings per share                     $      0.02   $      0.01   $      0.09   $      0.38

Diluted earnings per share                   $      0.02   $      0.01   $      0.09   $      0.38


----------

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

NOTE 4 - COMMITMENTS

Effective July 1, 1998, the Company entered into a 117 month lease for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The approximate minimum aggregate rental commitment under the office space lease is as follows:

                           2002 (remainder of year)           $     44,451
                           2003                                    219,150
                           2004                                    232,932
                           2005                                    232,932
                           2006                                    232,932
                           Thereafter                              291,165
                                                              ------------
                                                              $  1,253,562
                                                              ============

The Company has committed to drill 20 wells by November 30, 2002 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific

Resources Company (UPR). At September 30, 2002, all 20 wells have been commenced or drilled pursuant to the Exploration Agreement.

NOTE 5 - CREDIT AGREEMENT

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The credit agreement was amended May 1, 2002. The revolving credit agreement as amended is available through May 1, 2004 in the amount of $15 million based upon a borrowing base redetermination in October 2002, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest (4.00% at September 30,
2002) at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan as follows:


                                                              APPLICABLE
                             OUTSTANDING BALANCE              INTEREST RATE
                           -----------------------            -------------
                                     $0-$7,500,000            Prime, less 0.75%
                            $7,500,000-$11,250,000            Prime, less 0.50%
                           $11,250,000-$13,500,000            Prime, less 0.25%
                           $13,500,000-$15,000,000            Prime

The loan is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8 million, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1 and (iii) maintain an Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") to consolidated interest ratio (as defined) of 2.5 to 1. Failure to meet any of these covenants at the end of any calendar quarter would cause, among other things, a loss of the Company's ability to borrow under its credit facility. In addition, the facility prohibits the payment of dividends.

NOTE 6 - PROPERTY ACQUISITION AND SALE

On March 1, 2001, the Company's board of directors approved the purchase from Benson Mineral Group, Inc. ("BMG") of an oil and gas project located in Neosho County, Kansas. The Chairman of the Company's Board of Directors, being the President of BMG, abstained from the Board's vote on this matter. The purchase price of the property was BMG's cost basis in the property. On June 14, 2001, the Company sold its interest in this project. The costs of the non-producing properties contained in this project were not included in the Company's full cost pool of amortizable oil and gas property and equipment. The gain on sale of $4,002,748 is included as a gain on sale of fixed assets in the condensed consolidated statement of operations. This was not a recurring transaction for the Company.

NOTE 7 - SERIES C PREFERRED STOCK

After obtaining a waiver from its lender, the Company, on April 30, 2001, called for redemption all of the 443,166 outstanding shares of its Series C Convertible Preferred Stock. At the same time, accrued dividends on the Series C Convertible Preferred Stock from July 1, 1998 through March 31, 2001 were declared and paid in the amount of $584,980. The redemption date was May 21, 2001 and the redemption price per share, including $0.07 in accrued dividends from April 1, 2001 through the redemption date, was $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of the Company's common stock at a conversion price of $2.69 (2.23048 shares of common stock for each share of Series C Convertible Preferred Stock). The holders of 65,000 shares of Series C Convertible Preferred Stock elected to convert. As a result, 144,981 shares of the Company's common stock were issued to those holders electing to convert and the remaining 378,166 shares of Series C Convertible Preferred Stock were redeemed for a total of $2,295,468.

NOTE 8 - SALE OF KANSAS PROPERTIES

In July of 2001, the Company completed the sale of its Kansas gas gathering systems and oil and gas properties for $550,000. Included in the sale was the stock of the Company's wholly owned subsidiary PSI. The Company allocated $150,000 of the sales proceeds to its gas gathering systems and pipeline lease. At June 30, 2001, the Company impaired the value of its gas gathering systems and pipeline lease by $1,107,990 to reflect the fair market value of these assets. The $400,000 received for the oil and gas properties was credited to the full cost pool of oil and gas properties and equipment and no gain or loss was recognized on this part of the sale. This was not a recurring transaction for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         Oil and gas prices were very high as we entered 2001 and were very low as we entered 2002. Gas prices improved somewhat from the first quarter of 2002 to the second quarter of 2002, but declined again during the third quarter of 2002. We have drilled 31 new 100% owned wells this year and have borrowed approximately $2,500,000 on our credit facility, both as of October 28, 2002. Twenty-three of the new 100% owned wells are in a new area and are in various stages of being hooked up to a gathering system. There were no oil and gas sales from these wells through the end of the third quarter of 2002, but we will begin selling oil and gas from these wells in the fourth quarter of 2002. The actual day of first sales from each well will depend upon the hook-up date of each well. We have also participated in development operations proposed by other operators, including the drilling of four new gross wells (.88 net wells). We continue to work to consolidate our various interests throughout the field and we intend to use the remainder of our $15,000,000 credit facility to actively develop our oil and gas properties and participate in other activities that, in the judgment of the Board of Directors, will increase shareholder value.

         The Company's operating results in 2001 and 2002 have been adversely affected by low prevailing prices for natural gas in the Rocky Mountain region. In addition to declines in gas prices nationwide, the negative differential between prices paid for gas in the Rocky Mountain Region and prices paid in other areas of the country has increased significantly. Lower prices in the Rocky Mountains result from a number of factors, including an oversupply of gas in relation to local demand and the absence of transmission facilities to deliver the excess gas to undersupplied markets in other areas. This price differential decreased somewhat early in the fourth quarter of 2002 and the Company believes that it should decrease further during the 2002-2003 heating season. In addition, the capacity of two major transmission lines serving markets to the east and west of the Rocky Mountains is currently being expanded, which should allow more gas from the Rocky Mountain area to move to other markets and further reduce the price differential.

         In December, 2000, we retained McDonald Investments, Inc., a Key Corp. company, to provide advisory services in connection with the Board of Directors' analysis of strategies to maximize shareholder value. Our recent activity with McDonald Investments, Inc. has been minimal, but our board of directors is continuing to explore the alternatives that may be available to translate our improved financial condition and operating results into additional value for our shareholders.

Liquidity and Capital Resources

Bank Credit Facilities

         We have a revolving credit facility with Bank of Oklahoma, N.A. Effective as of May 1, 2002, the credit facility was amended to extend the maturity date to May 1, 2004 and to increase the maximum borrowing base to $15,000,000, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The October 1, 2002 borrowing base redetermination kept the maximum borrowing base at $15,000,000. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of our oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require us to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1. Failure to meet any of these financial covenants at the end of any calendar quarter would cause, among other things, a loss of our ability to borrow under our credit facility. At October 28, 2002, we had borrowed approximately $2,500,000.

Capital Expenditures

         Our capital expenditures for the third quarter of 2002 were approximately $3,800,000, and consist primarily of costs incurred in the continuing development of our oil and gas properties. During November, 2002, we expect to begin selling gas from 13 of the 23 wells drilled during 2002 in a new area, with sales from the remaining wells to follow as they are hooked up.

         Under our Exploration Agreement with UPR, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2002. As of October 28, 2002, 23 commitment wells have been or are in the process of being drilled. We have elected to extend the Exploration Agreement for the 12-month period ending November 30, 2003 and will be obligated to drill 20 commitment wells in that period. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay liquidated damages of $125,000 for each well not commenced. Under the terms of the agreement, three of the wells drilled during the 2002 period can be carried over to count against the 2003 20-well commitment.

Cash Balances and Cash Flow

         As of October 28, 2002 we had negligible cash and cash equivalents because substantially all cash is used to reduce outstanding borrowings on our credit facility. At today's prices, current production levels are expected to produce a positive cash flow before capital spending for the remainder of 2002. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Property Claimed

         During the third quarter of 2002, we were successful in litigation establishing the right of UPR to receive by reversion an interest in a producing oil property in northeast Colorado. We believe we are entitled to receive this interest under our agreement with UPR. The value of the interest is dependent upon oil prices. This property has not previously been reflected in our reserve estimates and is not expected that it would have a significant impact on our reserves, financial position or results of operations.

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

Property Sales

         During the first quarter of 2002, we agreed to sell our exploration rights under approximately 680 acres to the owner of the surface rights in order to allow for residential development. The proceeds of $500,000 were credited to our full cost pool of oil and gas property and equipment.

Results of Operations

Quarter Ended September 30, 2002

         We realized net income of $361,606 or $.02 per share for the third quarter of 2002. Net income for the third quarter of 2001 was $225,750 or $.01 per share. Low gas prices impacted the results for each of the third quarters.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended September 30, 2002 and September 30, 2001 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices


                                Three months ended September 30
                                -------------------------------    Three months ended
                                     2002            2001            June 30, 2002
                                --------------   --------------    ------------------
Production
 Oil - mbbl                              35.21           41.01               34.09
 Natural Gas - mmcf                     566.61          436.38              678.89
 Total - mmcfe                          777.87          682.44              883.43

Weighted Average Prices
 Oil - $/bbl                             27.39           26.32               26.05
 Natural Gas - $/mcf                      2.13            2.28                2.80


         Production costs decreased from $699,783 for the third quarter of 2001 to $631,670 for the second quarter of 2002. Production costs were $686,858 for the second quarter of 2002.

         General and administrative expenses decreased $15,878 from $510,253 for the third quarter of 2001 to $494,375 for the third quarter of 2002. Expenses for the third quarter of 2001 included $85,626 of external costs relating to the Company efforts through McDonald Investments, Inc. to enhance shareholder value. The third quarter of 2002 included a provision for doubtful accounts of $47,263 relating to a county ad valorem tax claim for refund which has been disputed based upon recent administrative decisions in another county.

         The increase in interest expense from $2,540 for the third quarter of 2001 to $9,842 for the third quarter of 2002 reflects the fact that borrowings under our credit facility were reduced to zero during the second quarter of 2001 but we began to borrow under our credit facility again during the third quarter of 2002. Interest income of $17,516 for the third quarter of 2001 and $1,640 for the third quarter of 2002 is from excess cash invested in a money market fund. The decrease of $15,876 again reflects the fact we began to borrow under our credit facility during the third quarter of 2002.

Nine Months Ended September 30, 2002

         We realized net income of $1,703,504 or $0.09 per share for the first nine months of 2002. Including preferred stock dividends, income for the first nine months of 2001 was $7,203,540 or $0.38 per share. High gas prices during the first quarter of 2001 coupled with the $4,002,748 gain on the sale of the Neosho County Kansas project during the second quarter of 2001, partially offset by the provision for impairment of the Kansas gas gathering systems and oil and gas properties of $1,107,990, are the significant reasons for the higher net income in the first nine months of 2001. The first nine months of 2002 includes approximately $240,000 of oil and gas sales net of taxes and other production costs which relate to years prior to 2002 and which result from two wells wherein it was determined we were entitled to an ownership interest.

         We sold our Kansas oil and gas properties and gas gathering systems effective June 1, 2001. Sales of purchased gas less the related gas acquisition costs and transmission costs produced an operating profit of $229,814 for the first nine months of 2001. No depreciation or amortization expense is included in these calculations.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the nine months ended September 30, 2002 and September 30, 2001 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices


                                                   Nine months ended September 30
                          ---------------------------------------------------------------------------------------
                                             2002                                        2001
                          ------------------------------------------   ------------------------------------------
                             Kansas        Colorado        Total          Kansas        Colorado         Total
                          ------------   ------------   ------------   ------------   ------------   ------------
Production
 Oil - mbbl                         --         103.15         103.15            .20         138.25         138.45
 Natural Gas - mmcf                 --        1794.70        1794.70          49.23        1466.85        1516.08
 Total - mmcfe                      --        2413.60        2413.60          50.43        2296.35        2346.78

Weighted Average Prices
 Oil - $/bbl                        --          24.79          24.79          23.59          27.21          27.20
 Natural Gas - $/mcf                --           2.43           2.43           3.70           4.29           4.27

         Production costs of oil and gas decreased from $2,336,940 for the first nine months of 2001 to $1,934,711 for the first nine months of 2002. Value based oil and gas production taxes decreased $234,511 from the first nine months of 2001 to the first nine months of 2002.

         The nine months ended September 30, 2001 contains a provision for impairment in value of $1,107,990 and a gain on sale of fixed assets of $4,002,748 (see Notes 6 and 8 to the Financial Statements).

         General and administrative expenses for the first nine months of 2001 were $1,553,637 and include $188,983 of external costs relating to the Company efforts through McDonald Investments, Inc. to enhance shareholder value. General and administrative costs for the first nine months of 2002 were $1,453,163 and include a provision for doubtful accounts of $47,263 relating to an ad valorem tax claim for refund which is being disputed.

         Interest expense was $16,661 for the first nine months of 2002 and $79,013 for the first nine months of 2001. The amount borrowed against our credit facility was reduced to zero at June 30, 2001 and we began to borrow again during the third quarter of 2002. Interest income of $30,426 for the first nine months of 2002 is from excess cash invested in a money market fund and from notes securing a drilling prepayment and interest income of $17,516 for the first nine months of 2001 is from excess cash invested in a money market fund.

         Other income for the nine months ended September 30, 2001 in the amount of $202,823 reflects a revision in the estimate of Colorado ad valorem taxes due.

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

         Additional Financing. The Company has recently increased the maximum amount of its credit facility to $15,000,000. However, the actual amount available under the facility is based on a borrowing base that is redetermined by the lender each October 1 and April 1. Based on the borrowing base determination as of October 1, 2002, the full $15,000,000 is available under the credit facility as long as all of the financial covenants contained in the credit agreement are met at the end of each calendar quarter. Although management believes that, based on current oil and gas prices, our proved reserves can support a borrowing base of $15,000,000, there can be no assurance that future declines in oil and gas prices or other factors will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

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

ITEM 3. CONTROLS AND PROCEDURES.

         We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of November 4, 2002, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

                                  UNITED STATES EXPLORATION, INC.


Date: November 12, 2002           By:  /s/ Bruce D. Benson
                                     -------------------------------------------
                                     Bruce D. Benson, President,
                                     Chief Executive Officer and
                                     Chairman of the Board
                                     (Principal Executive Officer)

Date: November 12, 2002           By:  /s/ F. Michael Murphy
                                     -------------------------------------------
                                     F. Michael Murphy, Vice President,
                                     Secretary and Chief Financial Officer
                                     (Principal Financial Officer)

                                  CERTIFICATION


         I, Bruce D. Benson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of United States Exploration, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
     -------------------
                                         /s/ Bruce D. Benson
                                         ---------------------------------------
                                         Bruce D. Benson, Chairman of the Board,
                                         Chief Executive Officer and President

                                  CERTIFICATION


         I, F. Michael Murphy, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of United States Exploration, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
     -----------------------
                                        /s/ F. Michael Murphy
                                     -------------------------------------------
                                     F. Michael Murphy, Executive Vice President
                                     and Chief Financial Officer

                                  CERTIFICATION


         Pursuant to 18 U.S.C. Section 1350, the undersigned officer of United States Exploration, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 12, 2002          /s/ Bruce D. Benson
                                   ----------------------------------
                                   Name:  Bruce D. Benson
                                   Title: Chairman of the Board, Chief Executive
                                          Officer and President
                                          (Chief Executive Officer)


         The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the report or as a separate disclosure document.

                                  CERTIFICATION


         Pursuant to 18 U.S.C. Section 1350, the undersigned officer of United States Exploration, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 12, 2002              /s/ F. Michael Murphy
                                       -----------------------------------------
                                       Name:  F. Michael Murphy
                                       Title: Executive Vice President and Chief
                                              Financial Officer
                                              (Chief Financial Officer)


         The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the report or as a separate disclosure document.