Form 10KSB
period 2002-12-31
UNITED STATES EXPLORATION INC
filed 2003-04-15
CIK 847074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $10,192,615.

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 13, 2003, was approximately $18,478,000 based upon the last reported sale of the registrant's Common Shares on that date.

The total number of Common Shares outstanding as of March 13, 2003 was 18,739,939.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                                                PAGE
PART I
         Items 1 and 2.     Description of Business and Properties                                1

         Item 3.            Legal Proceedings                                                    10

         Item 4.            Submission of Matters to a Vote of
                            Security Holders                                                     10

PART II

         Item 5.            Market for Common Equity and Related
                            Stockholder Matters                                                  10

         Item 6.            Management's Discussion and Analysis or
                            Plan of Operation                                                    11

         Item 7.            Financial Statements                                                 22

         Item 8.            Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure                               22

PART III

         Item 9.            Directors, Executive Officers, Promoters and
                            Control Persons; Compliance With Section
                            16(a) of the Exchange Act                                            23

         Item 10.           Executive Compensation                                               26

         Item 11.           Security Ownership of Certain Beneficial Owners                      28
                            and Management

         Item 12.           Certain Relationships and Related Transactions                       31

         Item 13.           Exhibits and Reports on Form 8-K                                     32

         Item 14.           Controls and Procedures                                              35

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

ITEMS 1. AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

         United States Exploration, Inc. ("UXP" or the "Company") is an independent producer of oil and natural gas. Our oil and gas properties are located in the Wattenberg area of the Denver- Julesburg Basin in northeastern Colorado. During 2001, we sold our oil and gas properties and natural gas gathering systems in Kansas. We are a Colorado corporation originally incorporated in 1989.

OIL AND GAS PRODUCTION

         Net oil and gas production (after royalties), average production costs and average sales prices for our products for the years ended December 31, 2002, 2001 and 2000 are shown in the table below:

                           NET OIL AND GAS PRODUCTION,
                    AVERAGE PRODUCTION COSTS AND SALES PRICES


                                    Net                      Production            Average Sales Price
                                 Production                   Cost Per           --------------------------
                        -----------------------------        Equivalent          Per Bbl            Per Mcf
Period                  Oil (Mbbl)         Gas(Mmcf)          Unit(1)            of Oil             of Gas
------                  ----------         ----------        ----------          -------            -------
Year ended
December 31,
2002(2)                    134.1              2,493              $4.99               $25.52           $2.54

Year ended
December 31,
2001(3)                    178.3              1,879              $5.01               $26.19           $3.98

Year ended
December 31,
2000(3)                    132.2              1,955              $6.71               $29.30           $3.64

----------

(1) Production cost per equivalent unit is calculated at the rate of 6 Mcf of natural gas per Bbl of oil.

(2) All production is from the Colorado properties. In computing average sales prices for oil and gas, total revenues from oil have been reduced $70,000 and total revenues from natural gas have been reduced $263,000 for revenues during 2002 not attributable to 2002 production.

(3) Substantially all of the oil and gas production is attributable to the Colorado properties. Production for 2000 includes four months of production from 60 wells in Colorado sold to an unaffiliated oil and gas company effective May 1, 2000 and 12 months of production from our wells in Kansas. Production for 2001 includes five months of production from our wells in Kansas which were sold effective June 1, 2001.

         Our natural gas is sold at prices determined on a monthly basis by reference to various published futures or spot prices for gas. Oil is also sold at prevailing spot prices. During the year ended December 31, 2002, there were two purchasers or operators who accounted for more than 10% of our revenues from produced oil and gas sales. EnCana Energy Resources Inc. (formerly Pan Canadian Energy Resources, Inc.) and Valero Energy (formerly Diamond Shamrock) purchased from the Company or sold for the Company's account oil and gas constituting 54% and 17%, respectively, of total 2002 sales. The loss of either of these purchasers would temporarily affect our revenues, but we believe we will continue to have a market for our products for the foreseeable future.

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

PROPERTIES

         The following table summarizes our gross and net producing wells and gross and net developed acres at December 31, 2002, all of which are in Colorado. The undeveloped acres shown in the table do not include the acreage covered by the Exploration Agreement described below because we have to drill wells to earn acreage.



           Producing Wells
-------------------------------------             Developed                 Undeveloped
       Gas                   Oil                    Acres                      Acres
---------------        --------------        -------------------         -----------------
Gross       Net        Gross      Net        Gross         Net           Gross         Net
-----       ---        -----      ---        -----        ------         -----        -----
 282        122         153        87        65,996       52,593         5,599        2,235

         Please see the Glossary at the end of this Item for definitions of gross and net wells and gross and net acres. We own different interests in different productive or potentially productive formations on many of our properties. The net acres reflected in the table are based on our interests in the formation from which most of our production is derived (the J formation). Our interests in other formations can be different based upon the terms of the many agreements under which the interests were acquired.

         We operated 113 of the wells in which we owned an interest as of December 31, 2002.

         As part of the acquisition of our Colorado properties in May 1998, we entered into an Exploration Agreement with Union Pacific Resources Company, now Anadarko Petroleum Corporation ("UPR"), giving us the right to explore and develop parts of UPR's undeveloped acreage in the Denver-Julesburg Basin, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to other agreements that revert to UPR during the term of the Exploration Agreement. The Exploration Agreement had an initial term of 18 months that ended on November 30, 1999, and we have the right to renew the Exploration Agreement for up to five 12-month option periods, assuming that we have drilled the required number of commitment wells during the preceding period. We do not have to extend the Exploration Agreement for any 12-month option period unless we choose to do so. To preserve our right to extend, we were required to drill, deepen or re-enter 15 commitment wells during the initial 18-month term and are required to drill 20 commitment wells during each 12-month option term for which we elect to extend. We fulfilled the commitment well requirements for the initial term and each of the first three option periods and have elected to extend the Exploration Agreement for the fourth option period ending November 30, 2003. We drilled more than 20 wells in the third option period and five of those excess wells will carry over and count as commitment wells in the fourth option period. At March 13, 2003, including the five wells carried forward to the fourth option period, 17 of the 20 wells required to be drilled in the fourth option period have been or are in the process of being drilled. If we do not drill the required number of commitment wells during any option period for which the Exploration Agreement has been extended, the Exploration Agreement will terminate at the end of the period and we will be required to pay liquidated damages of $125,000 for each commitment well that we did not drill during the period. The failure to drill the commitment wells during any option period might have a material adverse effect on the financial condition and prospects of the Company. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources" and Note 13 of Notes to Consolidated Financial Statements.

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

DRILLING ACTIVITY

         The following table summarizes our drilling activities during the years ended December 31, 2002, 2001 and 2000.

                                   2002                    2001                      2000
                           --------------------     --------------------     --------------------
                           Productive      Dry      Productive      Dry      Productive      Dry
                           ----------     -----     ----------     -----     ----------     -----
Gross new wells(1)              56.00      2.00          48.00      1.00          39.00      1.00
Net new wells                   40.37       .13           8.78       .50           9.90       .12

Gross re-entries(2)                --        --             --        --           5.00        --
Net re-entries                     --        --             --        --           5.00        --

Gross deepenings(3)              2.00        --           5.00        --           5.00        --
Net deepenings                   1.00        --           2.08        --           1.86        --

Gross recompletions(4)           4.00      1.00          15.00        --          19.00        --
Net recompletions                1.11       .38          13.09        --          17.53        --

----------

         (1) Most of the new Colorado wells in 2001 and 2000 were drilled under farm-out arrangements pursuant to which the Company was carried on most costs through commencement of production. The Company owns 100% of the working interest in 36 of the 56 new productive wells drilled during 2002.

         (2) Represents previously plugged well bores re-entered by the Company to reestablish production.

         (3) Represents productive wells deepened to establish production from a deeper formation.

         (4) Represents productive wells recompleted to establish production in a shallower formation.

----------

         Please see the Glossary at the end of this Item for definitions of gross and net wells. All of the wells shown in the above table are located in Northeastern Colorado, except three gross and net new productive wells drilled in 2000 which were located in Kansas.

         All of the wells reflected in the table were development wells. Of the wells drilled, re- entered, deepened or recompleted during the last three years, we were or are the operator of the following net wells:

                              2002                     2001                     2000
                      --------------------     --------------------     --------------------
                      Productive      Dry      Productive      Dry      Productive      Dry
                      ----------     -----     ----------     -----     ----------     -----
Net new wells              36.62        --              2        --              4        --
Net re-entries                --        --             --        --              5        --
Net deepenings                --        --             --        --             --        --
Net recompletions              1        --              4        --              3        --

         From December 31, 2002 through March 13, 2003, we have participated in the drilling of 16 new development wells (3.2 net wells). At March 13, 2003, two gross wells (.4 net wells) were in the process of being drilled.

RESERVES

         The following is a summary of our estimated proved reserves as of December 31, 2002 and 2001:


                         December 31
                  -------------------------
                     2002           2001
                  ----------     ----------
                    Total          Total
                  ----------     ----------
Crude Oil -
  Mbbl               2,001.8        2,146.7
Natural Gas -
  Mmcf              46,547.4       37,259.0
Total - Mmcfe       58,558.2       50,139.2

----------

         Effective June 1, 2001 we sold our Kansas properties to an unaffiliated oil and gas company that had previously managed our field operations in Kansas.

         See Note 15 of Notes to Consolidated Financial Statements for more detailed information concerning changes in our estimated oil and gas reserves during 2002 and 2001. As of December 31, 2002, reserves were calculated using prices of $30.27/Bbl of oil and $4.19 per Mcf of natural gas. As of December 31, 2001, reserves were calculated using prices of $19.20/Bbl of oil and $2.03 per Mcf of natural gas.

         No reserve estimates were filed with any other federal authorities or agencies since January 1, 2002.

FACILITIES

         We occupy a portion of our executive and administrative offices at 1560 Broadway, Suite 1900, Denver, Colorado, pursuant to a Cost and Expense Sharing Agreement with Benson Mineral Group, Inc. ("BMG"), an affiliate of Bruce D. Benson, Chairman of the Board, Chief Executive Officer and President of the Company. Pursuant to that Agreement, we share approximately 8,440 square feet of office space with BMG and pay our pro rata share of office rent, personnel costs, administrative costs and expenses to BMG on a monthly basis. Since July 1, 1998, BMG has waived its right under that Agreement to charge us a portion of its rent costs for its currently leased space other than a portion of Mr. Benson's office being a total of $1,432 monthly. During 2002, we paid or accrued approximately $110,596 in rent and common expenses to BMG under this Agreement.

         On July 1, 1998, we leased approximately 11,850 square feet of additional office space adjacent to the space we share with BMG. The additional space was obtained to accommodate expansion in our operations following the UPR acquisition. The term of the lease is 117 months. The minimum rental is $14,817 per month, increasing to $19,411 per month after 57 months. At December 31, 2002, there are 63 months remaining on the lease. We are currently attempting to sub- lease substantially all of this office space.

EMPLOYEES

         At March 13, 2003, we had twelve employees, all of whom are executive and office personnel. For all of 2002, five of these employees were on the BMG payroll. Under our Cost and Expense Sharing Agreement with BMG, we share with BMG certain employees who keep track of the time spent on our business and on BMG's business. We reimburse BMG for a portion of its costs for shared BMG employees corresponding to the portion of their time spent on our business and BMG reimburses us for a portion of our costs for our employees corresponding to the portion of their time spent on BMG's business. During 2002, BMG paid us approximately $71,000 and we paid BMG approximately $250,000 under this arrangement. Based upon time charged during 2002, the Company used the services of the equivalent of 8.59 full-time employees in that year.

         We also engage independent contractors to supplement the services of our employees as needed. At March 13, 2003, we were using the services of approximately four independent contractors on a full-time equivalent basis.

COMPETITION

         Our competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than ours. Competition in the oil and gas industry is intense. We also face competition in obtaining capital for drilling and acquisitions and are at a competitive disadvantage compared with larger companies.

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

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any pending legal proceeding. We are not aware of any proceeding that a governmental authority is contemplating against us or our property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no items submitted to a vote of our Shareholders during the quarter ended December 31, 2002.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the American Stock Exchange. The following table sets forth the high and low sales prices for our common stock reported by the American Stock Exchange for each quarter of 2002 and 2001.

                                         HIGH       Low
                                        ------     -----
2002
Fourth Quarter                          $1.68      $0.75
Third Quarter                           $1.70      $1.35
Second Quarter                          $2.55      $1.50
First Quarter                           $2.00      $1.35

2001
Fourth Quarter                          $2.25      $1.51
Third Quarter                           $2.85      $1.65
Second Quarter                          $4.24      $1.53
First Quarter                           $2.00      $1.06

         As of December 31, 2002, there were 384 holders of record of our common stock. We estimate that there were approximately 1,500 beneficial owners of our common stock as of that date.

         No dividends on the common stock have been paid to date nor do we anticipate that dividends will be paid in the foreseeable future. Our credit facility with Bank of Oklahoma prohibits the payment of dividends on our common stock.

         In December 2002, we acquired, pursuant to a tender offer, 139,590 shares of our outstanding common stock at $1.58 per share, including $.08 per share in allocated external costs. These shares are held in the Company's treasury.

         On April 30, 2001, we called for redemption of all of our outstanding Series C Convertible Preferred Stock. Accrued dividends from July 1, 1998 through March 31, 2001 were paid in the amount of $584,980. The redemption date was May 21, 2001 and the redemption price per share, including $.07 in accrued dividends from April 1, 2001 through the redemption date was $6.07. Holders of the Series C Convertible Preferred Stock had the right until May 3, 2001 to convert all or part of their shares into shares of our common stock at a conversion price of $2.69 (2.32048 shares of common stock for each share of Series C Convertible Preferred Stock). We issued 144,981 shares of common stock to the holders who elected to convert plus cash of $2,600 for dividends through May 2, 2001 to the holders whose shares were converted. The payment of dividends in arrears reduced the number of persons on the Company's Board of Directors because the terms of the two board members elected by the holders of the Series C Convertible Preferred Stock automatically terminated upon such payment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

         Oil and gas prices were very high as we entered 2001 and were low as we entered 2002. Oil prices increased during 2002 but gas prices in the Rocky Mountain Region have been low throughout the year.

         We own 100% of the working interest in 36 of the 56 new wells in which we participated during 2002. Twenty-nine of those 36 wells are in a new area and are in various stages of being hooked up to a gathering system. In February 2003, we were selling gas from 25 of these 29 wells. Sales from some of these wells began in the fourth quarter of 2002 and were approximately $292,000 for the year. We expect production from these wells to be significant during 2003. We also participated in development operations proposed by other operators during 2002, including the drilling of 22 new gross wells (4.50 net wells), two gross (0.13 net) of which were dry. We intend to use borrowings under our $15,000,000 credit facility, to the extent needed and to the extent not limited by the financial covenants contained in our credit facility, to actively develop our oil and gas properties and participate in other activities that, in the judgment of the Board of Directors, will increase shareholder value. We continue our efforts to consolidate our interests in northeastern Colorado to simplify operations.

         The Company's operating results in 2001 and 2002 have been adversely affected by low prevailing prices for natural gas in the Rocky Mountain region. The negative differential between prices paid for gas in the Rocky Mountain region and prices paid in other areas of the country has increased significantly. Lower prices in the Rocky Mountains result from a number of factors, including an oversupply of gas in relation to local demand and the absence of transmission facilities to deliver the excess gas to undersupplied markets in other areas. Increased capacity of two major transmission lines serving markets to the east and west of the Rocky Mountains is currently in various stages of planning or construction, which should allow more gas from the Rocky Mountain area to move to other markets and reduce the price differential. However, there can be no assurance that projects will be completed or that the basis differentials will be reduced as a result.

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

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facilities

         We have a revolving credit facility with Bank of Oklahoma, N.A. that is available through May 1, 2004. Based upon a borrowing base redetermination in October 2002, the amount available under the line is $15 million, which may be decreased based on subsequent borrowing base determinations by the lender twice yearly at each April 1 and October 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of our oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require us to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1. Failure to meet these covenants at the end of any quarterly reporting period would, among other ramifications, prevent further borrowings under the credit facility. At March 14, 2003, borrowings outstanding under the line were approximately $4,000,000.

Capital Expenditures

         Our capital expenditures for 2002 were $13,479,502. These capital expenditures consist primarily of costs incurred in the continuing development of our oil and gas properties.

         Under the Exploration Agreement with UPR described in Note 13 of the Consolidated Financial Statements, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2003. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay UPR liquidated damages of $125,000 for each well not commenced. As of March 13, 2003, 17 commitment wells have been or are in the process of being drilled. Management believes that the remainder of the commitment under the Exploration Agreement during the current period will be satisfied.

Cash Balances and Cash Flow

         Cash and cash equivalents were approximately $475,000 as of December 31, 2002, compared to approximately $3,750,000 as of December 31, 2001. Our primary use of cash was for capital expenditures in our ongoing development program. As of March 14, 2003 we had minimal cash and cash equivalents because our available cash is used to offset borrowings under our Bank of Oklahoma credit facility. Current production levels are expected to produce a positive cash flow before capital spending in 2003, based on current prices. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Treasury Stock

         In November 2002, we made a tender offer to purchase up to 1,500,000 shares of our outstanding common stock at $1.50 per share. The tender offer expired on December 23, 2002 and 139,590 shares were acquired by us as treasury stock. Including the external costs of the tender offer, which were added to the total cost of the treasury stock, our cost was $220,552 or $1.58 per share. External costs in excess of $0.08 per share have been charged to general and administrative expenses.

Property Sales

         During the first quarter of 2002, we agreed to sell our exploration rights under approximately 680 acres to the owner of the surface rights in order to allow for residential development. The proceeds of $500,000 were credited to our full cost pool of oil and gas property and equipment.

         On March 1, 2001, our board of directors approved the purchase of an oil and gas project located in Neosho County, Kansas from Benson Mineral Group, Inc. ("BMG"). The Chairman of the board of directors, being the president of BMG, abstained from the vote. The purchase price of the property was BMG's cost basis in the property. On June 14, 2001, we sold our interest in this project. The costs of the non-producing properties contained in this project were not included in the full cost pool of amortizable oil and gas property and equipment. The gain on sale of $4,027,835 is included as a gain on sale of fixed assets in our statement of operations.

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

Property Claimed

         During the third quarter of 2002, we were successful in litigation establishing the right of UPR to receive by reversion, at the expiration of a license limited by time, an interest in a producing oil property in northeast Colorado. We believe we are entitled to receive this interest under our Exploration Agreement with UPR. The value of the interest is dependent upon oil prices. This property is not reflected in our reserve estimates and is not expected that it would have a significant impact on our reserves, financial position or results of operations.

Contractual Obligations

         We have an operating lease for office space which is described in Note 13 of Notes to Consolidated Financial Statements. The table below sets forth the approximate minimum rental commitment over the life of the commitment.

                                    Payments Due by Period
         ---------------------------------------------------------------------------
          Less than                                            Over
           1 year          1-3 years        4-5 years         5 years        Total
         -----------       ---------        ---------         -------     ----------
         $219,150          $465,864         $465,864          $58,233     $1,209,111

RESULTS OF OPERATIONS

Introduction

         In 2002 we experienced low natural gas prices in the Rocky Mountain Region throughout the year. We participated in drilling 58 wells during 2002 (56 of which were productive) at a total cost of approximately $13,400,000 (compared to approximately $4,400,000 of development costs in 2001). We own 100% of the working interest in 36 of the new productive wells. A significant number of the new wells began producing in late 2002, so revenues from these wells were small during 2002 but are expected to be significant for 2003. In 2001, we sold our Kansas properties and related gathering systems for a loss of $1,107,990, sold the Neosho County, Kansas project for a profit of $4,027,835, experienced production curtailments resulting from other parties' work on their gathering and transmission facilities and experienced significant reductions in gas prices during the year.

2002 Compared to 2001

         We realized net income of $5,464,991 ($0.29 per share) in 2002 compared to $8,048,911 in 2001. After preferred stock dividends, net income for 2001 was $7,966,659 ($0.42 per share). All outstanding preferred stock was redeemed or converted to common stock during 2001. Net income for 2002 included the recognition of a $3,059,500 deferred tax asset. Net income for 2001 included a gain of $4,027,835 from the sale of the Neosho County, Kansas project and a provision for impairment of $1,107,999 relating to properties in Kansas sold during that year. From time to time we may sell oil and gas properties, but such sales are not part of our core business.

         Income from operations was $2,424,719 for 2002 compared to $8,082,375 for 2001. Without the transactions described above, income from operations in 2001 would have been $5,162,539.

         The following table compares some of the other components or statistics related to net income:

                                                       2002              2001
                                                   ------------      ------------
Oil produced (Mbbl)                                       134.1             178.3
Average sale price of oil (per Bbl)                $      25.52      $      26.19
Natural gas produced (Mmcf)                               2,493             1,879
Average sales price of natural gas (per Mcf)       $       2.54      $       3.98
Total sales of Company produced
  oil and gas                                      $ 10,090,635      $ 12,148,964
Production costs                                   $  2,743,270      $  2,463,770
Production costs per equivalent Bbl                $       4.99      $       5.01
  (calculated at the rate of 6 Mcf of
  natural gas per Bbl of oil)
Value related production taxes included            $    667,211      $    402,834
  in production costs
Depletion, depreciation and amortization           $  3,009,755      $  2,558,534
  (based upon rates per Mcf or Bbl
  established by reference to the
  engineering studies prepared at
  December 31, 2002 and 2001)
Sales of purchased gas less related gas                      --      $    161,023
  acquisition costs and transportation costs -
  Kansas properties sold in 2001
General and administrative expenses                $  1,929,088      $  1,995,317
External costs related to the Board                          --      $    207,529
  of Directors analysis of strategic
  alternatives included in G&A expenses
Provision for doubtful accounts included           $     47,263                --
  in G&A expenses
Interest income                                    $     30,427      $     45,607
Interest expense                                   $     44,735      $     82,248
Income tax expense (benefit)                       $ (3,059,500)               --

         As indicated in the statistics shown above, the $2,058,329 decrease in sales of Company produced oil and gas from 2001 to 2002 (down approximately 17%) is largely attributable to a significant decrease in gas prices (down approximately 36%), which more than offset increased gas production (up approximately 33%), and a significant decrease in oil production (down approximately 25%), coupled with a small decline in oil prices (down approximately 2.6%). The higher gas production in 2002 reflects the effects of our ongoing development program. The higher oil production in 2001 reflects the effects of recompletions in the Codell formation of a number of wells previously producing only from other formations, which, as is typical of Codell production, resulted in short-term "flush" production in 2001 that declined to more normal levels in 2002.

         The $279,500 increase in production costs from 2001 to 2002 is largely attributable to production tax refunds and other adjustments in 2001 which reduced production costs by approximately $300,000 in that year.

         Without the external costs and provision for doubtful accounts included in general and administrative expenses in 2001 and 2002 as indicated in the table above, general and administrative expenses increased approximately $94,000 from 2001 to 2002. That increase was attributable primarily to increased insurance costs, which are expected to continue for the foreseeable future.

         Interest expense for 2002 and 2001 was incurred under our credit facility with Bank of Oklahoma N.A. Borrowings under the credit facility were reduced to zero during the second quarter of 2001 and we began to borrow again during the third quarter of 2002. Lower interest rates and reduced average borrowings during 2002 are the reasons for the $37,513 reduction in interest costs from 2001 to 2002. Interest income from excess cash during the last half of 2001 and the first half of 2002 results from investment of the excess cash in a money market fund.

         The income tax benefit recognized in 2002 resulted from the reversal of valuation allowances previously recorded for our operating loss carryforwards and other deferred tax assets. See Note 9 of Notes to Consolidated Financial Statements for a description of our deferred tax assets and valuation allowances. A valuation allowance is recorded when we are unsure whether we will have sufficient taxable income in future years to realize the benefit of the deferred tax asset. During 2002, we reassessed our ability to generate sufficient taxable income in the future to utilize our net operating loss carryforwards and other deferred tax assets. These deferred tax assets have generally been fully covered by a valuation allowance of an equal amount. During the past three years, including 2002, we have generated operating profits of approximately $12.1 million. Due to the recent and expected continued success of our developmental drilling program, we now believe that, at currently prevailing prices, it is more likely than not that we will generate sufficient taxable income to fully utilize these deferred tax assets. The net operating loss carryforwards which comprise over 90% of total deferred tax assets expire in 2018 and 2019.

         We will reassess the need for a valuation allowance on our deferred tax assets on a quarterly basis. Uncertainties that could negatively affect our future earnings, and thus our ability to utilize the net operating loss carryforwards, include: (a) oil and gas prices, (b) oil and gas production volumes, (c) the success of our developmental drilling program, (d) the availability of transportation facilities and markets for our oil and gas production, (e) the continued availability of financing for our development program and (f) the effects of government regulations on our business.

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

         Interest expense for 2001 was $82,248, all of which was incurred under our credit agreement with Bank of Oklahoma N.A. Interest expense of $1,651,250 for 2000 consists of $112,386 to the Bank of Oklahoma for the period August 25, 2000 through December 31, 2000, $97,533 to BMG for the period May 18, 2000 through August 24, 2000, and $1,441,331 on the credit facility with our former lender, which accrued at the default interest rate before the settlement with that lender. All unpaid interest due the former lender was eliminated in that settlement.

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
                                                                      ===========

CRITICAL ACCOUNTING POLICIES

         Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in Notes 1 and 15 to the Consolidated Financial Statements, the full cost method of accounting for oil and gas properties, the estimates of oil and gas reserves and the estimation of income taxes involves higher degrees of judgment and complexity, and are therefore considered critical accounting policies.

Full Cost Method

         Under the full cost method of accounting, as defined by the Securities and Exchange Commission, all costs incurred are capitalized in connection with the acquisition, exploration and development of oil and gas properties, whether productive or unproductive. Capitalized costs relating to proved properties, estimated future costs to be incurred in the development of proved reserves and estimated future dismantlement and abandonment costs are amortized using the units- of-production method. Capitalized costs associated with significant investments in unproved properties are excluded from the amortization base until such time as these properties are evaluated. Additionally, no gains or losses are recognized upon the disposition of oil and gas properties.

         We are required to record an impairment provision if the net book value of our oil and gas properties less related deferred tax balances exceeds a ceiling value equal to the present value of future cash inflows from proved reserves, discounted at 10%. The oil and gas prices used in calculating such future cash inflows are based upon the market price on the last day of the accounting period. Due to the volatility of oil and gas prices, the oil and gas prices used in the ceiling computation may significantly differ from the actual prices we ultimately receive. If market prices on the last day of the accounting period are low, it is possible that we will be required to record an impairment provision related to our oil and gas properties. If market prices subsequently increase, we would not reverse any impairment provisions previously recorded. Instead, we would record lower depletion expense in the future as any prior ceiling impairment provisions would have reduced the net book value of our oil and gas properties. The recoverability of our oil and gas properties is also subject to the risk that estimated reserves are less than eventual production from existing wells. There were no impairments recorded on our oil and gas properties during the years ended December 31, 2002 and 2001.

Oil and Gas Reserves

         As Note 15 to the Consolidated Financial Statements describes, the estimate of the proved oil and gas reserves at one point in time is highly interpretive, inherently imprecise and subject to ongoing revisions which may be substantial. The reserve estimates are updated at least annually. Revisions in the estimated reserves may be necessary for many reasons, including well performance, drilling activity, oil and gas commodity prices, drilling and operating cost changes, new scientific data and other economic factors. We can not predict the amounts or timing of future reserve revisions.

         Depletion, depreciation and amortization rates are calculated using both reserve quantity estimates and the capitalized costs of our oil and gas property and equipment. Changes in the reserve quantity estimates can alone, without any yearly production changes or changes in capitalized oil and gas and equipment costs, change the results of the calculation of depletion, depreciation and amortization expense. Reserve quantity estimates are used to provide the supplemental information contained in Footnote 15 and, as discussed above in full cost method, are used to analyze the potential impairment of the full cost pool of our oil and gas properties. Changes in estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

Income Taxes

         The estimation of income tax expense (benefit) to be recorded by us involves interpretation of complex laws, regulations and court decisions. Significant judgment is required to estimate whether a valuation reserve is required for 2002 on our deferred tax assets. During 2002, we reversed a $3,059,500 valuation reserve. We believe our estimates are adequate but differences of opinion could later occur.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assts apart from goodwill and supersedes previous guidance related to business combinations.

         SFAS 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements were adopted by the Company on January 1, 2002. The Company does not expect the impact of the statements on its financial position, results of operations, and cash flows to be significant.

         During June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which is effective for the Company beginning in 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the obligation is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is currently evaluating the impact of adoption of SFAS 143 on its consolidated financial position, results of operations and cash flows.

         During December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The Company currently does not plan to transition to fair value method of accounting for stock-based employee compensation. However, the Company has adopted the disclosure provisions required by SFAS 148 as of December 31, 2002. The Company's pro forma net income is not materially different from net income as reported, and there is no difference in net income per share for the years ended December 31, 2002 and December 31, 2001.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Portions of this Report contain "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements include, without limitation, statements regarding our need for and potential sources of capital, oil and gas reserves, future revenues and results of operations, plans for future development operations, plans for dealing with third parties and efforts to maximize shareholder value, and are identified by words such as "anticipates," "plans," "expects," "intends," "projects" and "estimates." Factors that could cause actual results to differ materially from these contemplated by such forward-looking statements include, among others, the following:

         Oil and Gas Prices and Markets. Our revenues are dependent upon prevailing prices for oil and gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of the United States government, foreign governments and international cartels. Price declines have in the past and may in the future adversely affect the Company, both in lower prices received for our oil and gas and in reductions in the estimated proved reserves attributable to our properties. Our revenues increased significantly in early 2001 as a result of increases in oil and gas prices, and later decreases in oil and gas prices in 2001 and 2002 have had an equally significant effect on revenues in the other direction. In addition, our revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

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

         Additional Financing. We increased the maximum amount of our credit facility to $15,000,000 during 2002. However, the actual amount available under the facility is based on a borrowing base that is redetermined by the lender each October 1 and April 1. Based on the borrowing base determination as of October 1, 2002, the full $15,000,000 is available under the credit facility as long as all of the financial covenants contained in the credit agreement are met at the end of each calendar quarter. Failure to meet the financial covenants at the end of any quarter would, among other ramifications, prevent further borrowings under the credit facility. Although management believes that, based on current oil and gas prices, our proved reserves can support a borrowing base of $15,000,000, there can be no assurance that future declines in oil and gas prices or other factors will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

         Reserve Estimates. Estimates of proved reserves of oil and gas and future net cash flows therefrom are based on various assumptions and interpretations and, therefore, are inherently imprecise. Actual future production, revenues, taxes, development expenditures, operating expenses and other factors may vary significantly from current estimates and the estimated quantities of recoverable oil and gas reserves may be subject to revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating costs and other factors. Revisions in reserve estimates can affect us in various ways, including changes in the borrowing base under our loan agreement, changes in depreciation, depletion and amortization expense and, in the case of reductions in reserve estimates, the need to create a provision for impairment of our oil and gas assets.

         Reliance on Key Personnel. We are dependent upon our executive officers and key employees, particularly Bruce D. Benson, our Chief Executive Officer. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. We do not have key person life insurance on any of our officers. We do not have an employment agreement with any of our officers.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                            AGE             POSITION
----                            ---             --------
Bruce D. Benson                 64              Chairman of the Board of
                                                  Directors, Chief Executive
                                                  Officer and President
Thomas W. Gamel                 62              Director
Bruce A. Hocking                55              Director
Robert J. Malone                58              Director
Richard L. Robinson             73              Director
F. Michael Murphy               61              Chief Financial Officer, Vice
                                                President and Secretary
John Wallace                    43              Vice President of Exploration
                                                  and Acquisitions
Shirley Kovar                   53              Vice President-Land

         Bruce D. Benson has been the Chairman of the Board of Directors, Chief Executive Officer and President of the Company since August 1997. Since 1965, Mr. Benson has been the owner and president of BMG, a privately held company involved in oil and gas production, gas processing and oil and gas pipeline operations. BMG and Mr. Benson have also been active investors in a variety of other industries including real estate, banking, mortgage servicing, cable television, real estate investment trusts and franchise restaurants. Mr. Benson is a director of American Land Lease, Inc., a publicly held company listed on the New York Stock Exchange. He is the Chairman of the Denver Public School Foundation, Chairman of the Governor's Blue Ribbon Panel for Higher Education and Chairman of the Board of Trustees of Metropolitan State College. He is a trustee and past president and past chairman of the Denver Area Council of the Boy Scouts of America, Past Chairman of the Denver Zoological Foundation, National Chairman of the University of Colorado Comprehensive Capital Campaign and past chairman of the Colorado Commission on Higher Education.

         Thomas W. Gamel has been a director of the Company since August 1997. Since 1992, Mr. Gamel has served as chairman of Rockmont Capital Partners, LLC, a privately held investment company. He has been an owner and director of Timpte Industries, Inc., a diversified private holding company, since 1970, and is an owner and director of several other private companies.

         Bruce A. Hocking has been a director of the Company since July 2002. Mr. Hocking, a certified public accountant, is a member of Hocking & Reid, LLC, a certified public accounting firm. Prior to that, he was a tax partner with Coopers & Lybrand for 15 years, and subsequent thereto, spent two years as a sole proprietor practicing in the area of taxation. Mr. Hocking has served on the boards of several charitable and community organizations, including The Lincoln Chamber of Commerce, Goodwill and The Lincoln Community Foundation. Additionally, he serves as chief executive officer and director on several other private companies.

         Robert J. Malone has been a director of the Company since August 1997. From 1992 to 1996, Mr. Malone was the chairman and chief executive officer of Colorado National Bank of Denver, Colorado (now US Bank of Denver, Colorado) and continued as the chairman of the board until April 30, 2000. From 1990 to 1992, he was chairman of the board, president and chief executive officer of Western Capital Investment Inc. and its principal subsidiary, Bank Western. Western Capital was merged into First Bank Systems, Inc. (now U.S. Bancorp) in December 1992. Mr. Malone has served on the boards of several community and charitable organizations, including the Denver Metro Chamber of Commerce, the Denver Art Museum, and the Denver Zoological Foundation. He is past-president of the Young Presidents Organization and past chairman of the board of Regis University and Colorado Ocean Journey. He sits on the Board of Directors of Jones Knowledge, Inc. and on the Board of Trustees of Oppenheimer Funds.

         Richard L. Robinson has been a director of the Company since August 1997. Since 1975, Mr. Robinson has served as Chief Executive Officer of Robinson Dairy LLC. He presently serves on the Board of Directors of Horizon Organic Holding Company, a publicly held company listed on the Nasdaq. He also is a managing member of Consolidated Container Corporation, LLC and a member of the Board of Governors of HCA/HealthOne Joint Venture. He presently serves on the boards of many charitable and community organizations including Rose Community Foundation, Regis University and Children's Hospital. He is past Chairman of the Denver Chamber of Commerce, Denver Area Council of Boy Scouts, Mountain States Employers Council and the past president of the State Board of Agriculture, the governing body of the Colorado State University system.

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

         Shirley Kovar was appointed Vice President-Land of the Company in January 1999. Ms. Kovar joined UXP in April 1998 as Manager of the Land Department. Prior to that she worked as an independent consultant in the oil and gas industry for more than five years. Ms. Kovar has more than 30 years of experience in the industry and is a member of the American, Colorado and Denver Bar Associations.

         Directors are elected annually to serve until the next annual meeting of shareholders or until their successors are elected. Executive officers serve at the pleasure of the Board. There is no family relationship between any of the Company's directors or executive officers. Messrs. Benson and Murphy continue to serve as officers of BMG and do not devote their full business time to the Company.

BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

         During 2002, the Company's Board of Directors met 12 times. Mr. Benson was present, either in person or by telephone, at each meeting of the Board of Directors. Mr. Malone and Mr. Robinson were present, either in person or by telephone, for 11 meetings. Mr. Gamel was present, either in person or by telephone for 7 meetings. Mr. Hocking was present, either in person or by telephone, for all seven meetings held while he was a member of the Board of Directors.

         The Board of Directors of the Company maintains a standing Audit Committee and a standing Compensation Committee. The Audit Committee is responsible for reviewing and evaluating the Company's financial controls and financial reporting obligations. The members of the Audit Committee are Messrs. Gamel (Chairman), Hocking, Malone and Robinson. The Compensation Committee is responsible for reviewing and evaluating the duties and performance of the Company's officers and key employees and making recommendations concerning their compensation. The members of the Compensation Committee are Messrs. Malone (Chairman), Gamel, Hocking and Robinson. During 2002, the Audit Committee met six times. Mr. Malone and Mr. Robinson were present for all six meetings. Mr. Gamel was present for four meetings and Mr. Hocking was present for all three meetings held while he was on the Committee. The Compensation Committee met once during 2002 with all members present. The Company does not maintain a standing nominating committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. The Company believes that all such Section 16(a) reports were filed on a timely basis during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes the total compensation for the Company's Chief Executive Officer and its three other officers whose compensation exceeded $100,000 for 2002 (the "Named Executive Officers"):

                           Summary Compensation Table
-------------------------------------------------------------------------------------
                              Annual                 Long-Term
                           Compensation            Compensation
                       --------------------        -------------
                                                    Securities
Name and                            Salary          Underlying          All Other
Principal Position     Year          ($)            Options (#)      Compensation(1)
------------------     ----        --------        -------------     ----------------
Bruce D. Benson,       2002         150,000                   --     $          7,500
Chairman of the        2001         150,000                   --                7,500
Board, Chief           2000(2)      150,000                   --                8,500
Executive Officer
and President

John Wallace           2002         147,000                   --                7,350
Vice President of      2001         147,000                   --                7,350
Exploration and        2000         147,000                   --                7,393
Acquisitions

F. Michael Murphy      2002              --(3)                --                   --
Chief Financial        2001         101,500(3)                --                5,075
Officer, Vice          2000         174,000(3)            50,000                8,500
President and
Secretary

Shirley Kovar          2002(4)      132,000                   --                6,600
Vice President -       2001(4)      120,000                   --                6,000
Land                   2000         106,667               50,000                5,381

----------

(1)      Consists of Company contributions to defined contribution plan.

(2) Mr. Benson took no salary for July 1999 through September 1999. His salary for October 1999 through December, 1999 ($37,500) was accrued at December 31, 1999 and was paid in 2000.

(3) For 2002, Mr. Murphy was on the BMG payroll for the entire year at a salary of $174,000 and BMG billed the Company $111,112 for time spent on Company business. For 2001, Mr. Murphy was on the Company payroll until August 1, 2001. The amount shown for 2001 reflects Mr. Murphy's salary for seven months of 2001. For the period Mr. Murphy was on the BMG payroll, BMG billed the Company $40,740 for Mr. Murphy's time spent on Company business. For the period of time Mr. Murphy was on the Company payroll, the Company billed BMG $31,296 for time spent on BMG business. For 2000, the Company billed BMG $64,412 for Mr. Murphy's time spent on BMG business.

(4) The salary shown for Ms. Kovar is for the entire year. The Company billed BMG $9,011 in 2002 and $7,191 in 2001 for time spent on BMG business.

         No options were granted or exercised by the Named Executive Officers during 2002. The following table sets forth the value of unexercised options held by the Named Executive Officers at December 31, 2002:

                                 2002 Year-End Option Values
-----------------------------------------------------------------------------------------------
                                        Number of Securities
                                       Underlying Unexercised              Value of Unexercised
                                          Options at Fiscal                In-the-Money Options
                                            Year End (#)                    at Fiscal Year end
Name                                  Exercisable/Unexercisable                   ($)(1)
----                                  -------------------------            --------------------
Shirley Kovar                                   75,200/0                          $10,250
F. Michael Murphy                              200,000/0                          $10,250

----------

(1) Based upon the last sales price of the Common Stock as reported by The American Stock Exchange (Consolidated Market) on December 31, 2002 of $1.58. Only 50,000 options for each of the executive officers reflected in the table were in the money at December 31, 2002 with an exercise price of $1.375.

EMPLOYMENT AGREEMENT

         The Company has no employment agreements with any officers or employees.

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors who is not an employee of the Company is entitled to receive $1,000 for each Board meeting and $500 for each committee meeting not held in conjunction with a Board Meeting attended in person or by telephone. Effective April 1, 1998, the Board of Directors adopted a Director's Fee Stock Plan whereunder outside directors' fees are paid in Common Stock of the Company rather than in cash. The number of shares issued to each outside director each year is determined by dividing the director's fees earned by that director during the year by the average of the trading prices of the Company's Common Stock on the first and last trading days of the year. If a director joins or leaves the Board during the year, the day of his appointment or resignation is substituted for the first or last trading day in that calculation. For their services for 2002, the Company's outside directors were issued a total of 23,623 shares of stock under the plan and for their services for 2001, the Company's outside directors were issued a total of 36,440 shares of stock under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2002, the beneficial ownership of the Company's common stock by the Named Executive Officers, each director of the Company and all directors and executive officers as a group. The table also reflects the beneficial ownership of the Company's voting securities by each person known by the Company to own beneficially more than 5% of its common stock. Shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days are treated as outstanding for the purpose of computing the beneficial ownership of the person who holds the options, but not for the purpose of computing the percentage ownership of any other person or group. To the Company's knowledge, the shareholders listed below have sole voting and investment power, except as otherwise noted. All information is based upon filings with the Securities and Exchange Commission or upon information provided to the Company.

                                      Common Stock
                              ---------------------------
   Name and Address of         Number          Percent of
    Beneficial Owner          of Shares         Class(1)
   -------------------        ---------        ----------
Bruce D. Benson               3,236,500             17.27%
1560 Broadway, Suite 1900
Denver, CO 80202

Thomas W. Gamel                 609,042(2)           3.21%
700 Broadway, Suite 800
Denver, CO 80202

Shirley Kovar                    75,200(3)           0.40%
1560 Broadway, Suite 1900
Denver, CO 80202

John Wallace                         --                --
1560 Broadway, Suite 1900
Denver, CO 80202

Robert J. Malone                473,959(4)           2.50%
334 Monroe St
Denver, CO 80206

F. Michael Murphy               200,000(5)           1.06%
1560 Broadway, Suite 1900
Denver, Colorado 80202

Richard L. Robinson             468,959(6)           2.47%
646 Bryant
Denver, CO 80204

Dale M. Jensen                4,886,370(7)          26.07%
26796 N. 98th Way
Scottsdale, AZ 85255

Butte, Inc.                   1,282,818              6.85%
P.O. Box 1328
Cheyenne, WY 82003

Donald Dillon                 1,282,818(8)           6.85%
6600 South 56th Street
Lincoln, NE 68516

Bruce A. Hocking                  4,965(9)           0.03%
5757 S. 34th St., #100
Lincoln, NE 68516

Directors and Executive
Officers as a Group           5,068,255(10)          25.69%
(8 persons)

----------

         (1) Based on 18,739,939 shares of common stock outstanding. In the case of each individual or group, the number of shares beneficially owned includes the number of shares that such individual has, or the members of such group have, the right to acquire within 60 days after the date of the table. The number of shares of common stock outstanding, and the number of shares owned by Messrs. Gamel, Hocking, Malone and Robinson, have been increased by a total of 23,623 shares issued pursuant to the Directors Fee Stock Plan after December 31, 2002 in respect of services rendered during 2002.

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

         (9) Includes 400 shares held in a retirement plan for the benefit of Mr. Hocking.

         (10) Includes an aggregate of 991,399 shares underlying options that are currently exercisable.

         The following table provides information as of December 31, 2002 with respect to our compensation plans under which shares of our common stock are authorized for issuance:

                                                                        Number of
                                   Number of         Weighted            shares
                                    shares           average          available for
                                 issuable upon       exercise        further issuance
                                  exercise of        price of       (excluding shares
                                  outstanding      outstanding      reflected in first
                                    options          options              column)
                                 -------------     ------------     -----------------
Equity compensation plans
approved by shareholders               275,200     $       3.05               400,000

Equity compensation plans
not approved by shareholders          746, 199     $       3.38               145,646(1)
                                 -------------                      -----------------

Total                                1,021,399                                545,646
                                 =============                      =================

----------

         (1) Represents unissued shares that have been approved for listing on the American Stock Exchange upon issuance pursuant to our Directors Fee Stock Plan. See Item 10 - Executive Compensation - Compensation of Directors and Note 3 of Notes to Consolidated Financial Statements for a description of that plan. The Directors Fee Stock Plan does not specify a maximum aggregate number of shares that can be issued. However, the plan provides that the number of shares issued in any one year may not exceed 5% of the outstanding common stock at the time of issuance and the number of shares issued in any five-year period may not exceed 10% of the outstanding common stock at the time of issuance. In addition, the Company cannot issue shares under the plan in excess of the number from time to time approved for listing by the American Stock Exchange.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company shares certain facilities, equipment and personnel with BMG pursuant to a Cost and Expense Sharing Agreement. Bruce D. Benson, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, is also the President, a Director and sole shareholder of BMG. Pursuant to the Cost and Expense Sharing Agreement, the Company reimburses BMG for office rent, personnel costs and other overhead and administrative expenses associated with the operation of its business based upon actual use of the facilities and personnel by the Company. The Cost and Expense Sharing Agreement is effective until the date specified in a written notice to the Company from BMG, which date shall not be less than 60 days after such notice is given. During the years ended December 31, 2002 and 2001, the Company paid or accrued an aggregate of $361,029 and $206,963, respectively, to BMG for rent, personnel costs and common expenses pursuant to this arrangement. During the years ended December 31, 2002 and 2001, BMG paid or accrued an aggregate of approximately $71,000 and $156,000 to the Company for personnel costs. Management believes that the terms and conditions of this arrangement are no less favorable than could be obtained from an unaffiliated third party or than could be obtained by the Company in leasing separate office space and retaining separate personnel.

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

         10.2(1)           1990 Non-Qualifying Stock Option Plan.

         10.3(4) Cost and Expense Sharing Agreement, dated August 7, 1997, by and between the Company and Benson Mineral Group, Inc.

         10.4(5) Purchase and Sale Agreement between the Company and Union Pacific Resources Company dated April 10, 1998.

         10.5(5) Exploration Agreement between the Company and Union Pacific Resources Company dated May 15, 1998.

         10.6(6) Office Lease Agreement between the Company and EOP-One Civic Center Plaza, L.L.C. dated October 15, 1998.

         10.7(7)           1999 Employee Stock Option Plan.

         10.8(8) Contract Amendment dated April 21, 1999 - Exploration Agreement effective June 1, 1998 Wattenberg area Weld, Arapahoe and Adams Counties, Colorado.

         10.9(8) First Amendment to that certain Exploration Agreement dated April 9, 1998 but effective as of June 1, 1998, by and between Union Pacific Resources Company and United States Exploration, Inc.

         10.10(9) Bruce D. Benson Offer to Purchase Common Stock dated April 21, 2000.

         10.11(9) Registration Rights Agreement dated May 18, 2000 between the Company and Bruce D. Benson.

         10.12(10)         2000 Development Agreement between United States
                           Exploration, Inc. and Petroleum Development
                           Corporation dated June 30, 2000.

         10.13(11)         Credit Agreement dated August 25, 2000 by and between
                           United States Exploration, Inc. and Bank of Oklahoma,
                           N.A.

         10.14(12)         Letter Agreement dated December 21, 2000 by and
                           between Benson Mineral Group, Inc. and the Company
                           (re term of Cost and Expense Sharing Agreement).

         10.15(12)         Amendment to Cost and Expense Sharing Agreement made
                           as of the 1st day of March, 2001, by and between Benson Mineral Group, Inc. and the Company.

         10.16(13)         First Amendment to Credit Agreement made and
                           effective May 1, 2002, by and between United States
                           Exploration, Inc. and Bank of Oklahoma, N.A.

         10.17(13)         Amended and Restated Revolving Note of United States
                           Exploration, Inc., dated May 1, 2002, in the amount of $15,000,000 payable to Bank of Oklahoma, N.A.

         10.18(13)         First Supplemental Mortgage, Security Agreement,
                           Assignment and Financing Statement from United States
                           Exploration, Inc. to Bank of Oklahoma, N.A., dated effective May 1, 2002.

         10.19(14)         Amendment to Directors Fee Stock Plan, dated February
                           20, 2003.

         23.1(14) Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 333-60983 and 333-47666).

         24(14)            Powers of Attorney.

         99.1(14) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

         (14)     Filed herewith.

         (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14.  CONTROLS AND PROCEDURES.

         We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of April 7, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED STATES EXPLORATION, INC.



                                       By: /s/ F. Michael Murphy
                                          --------------------------------------
                                          F. Michael Murphy, Vice President

                                       Date: April 15, 2003
                                            ------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                            Title                                         Date
----------                            -----                                         ----
/s/ F. Michael Murphy                 Vice President, Chief Financial          April 15, 2003
-------------------------             Officer and Secretary (Chief
F. Michael Murphy                     Financial and Accounting
                                      Officer)

Bruce D. Benson                       President, Chief Executive
                                      Officer, and Chairman of
                                      the Board of Directors

Thomas W. Gamel                       Director

Bruce A. Hocking                      Director

Robert J. Malone                      Director

Richard L. Robinson                   Director

By: /s/ F. Michael Murphy                                                      April 15, 2003
   ----------------------
      F. Michael Murphy
      Attorney-In-Fact

                                  CERTIFICATION


         I, Bruce D. Benson, certify that:

         1. I have reviewed this annual report on Form 10-KSB of United States Exploration, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                       /s/ Bruce D. Benson
                                       -----------------------------------------
                                       Bruce D. Benson, Chairman of the Board,
                                       Chief Executive Officer and President

                                  CERTIFICATION


         I, F. Michael Murphy, certify that:

         1. I have reviewed this annual report on Form 10-KSB of United States Exploration, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                       /s/ F. Michael Murphy
                                       -----------------------------------------
                                       F. Michael Murphy, Vice President
                                       and Chief Financial Officer

                United States Exploration, Inc. and Subsidiaries

                        Consolidated Financial Statements


                     Years ended December 31, 2002 and 2001





                                    CONTENTS

Report of Independent Auditors...............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................F-2
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Changes in Stockholders' Equity...................F-5
Consolidated Statements of Cash Flows........................................F-6
Notes to Consolidated Financial Statements...................................F-7

                         Report of Independent Auditors

Board of Directors
United States Exploration, Inc.

We have audited the accompanying consolidated balance sheets of United States Exploration, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Exploration, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                            /s/ Ernst & Young LLP

Denver, Colorado
March 13, 2003

                United States Exploration, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                             DECEMBER 31,
                                                         2002             2001
                                                     ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                         $    475,607     $  3,742,701
   Accounts receivable                                  2,498,424        1,619,975
   Due from related parties                                 6,489            8,482
   Inventory                                               13,891               --
   Prepaid expenses and deposits                           69,862          412,981
   Deferred tax asset--current                          1,682,725               --
                                                     ------------     ------------
Total current assets                                    4,746,998        5,784,139

Property and equipment, net:
   Oil and gas property and equipment                  29,881,707       19,952,146
   Other equipment and leasehold improvements             136,946          173,410
                                                     ------------     ------------
                                                       30,018,653       20,125,556
Other assets:
   Loan costs, less accumulated amortization
     of $40,405 at December 31, 2002 and
     $20,722 at December 31, 2001                          23,192           32,325
   Deferred tax asset                                   1,376,775               --
                                                     ------------     ------------
                                                        1,399,967           32,325


                                                     ------------     ------------
Total assets                                         $ 36,165,618     $ 25,942,020
                                                     ============     ============

                                                                       DECEMBER 31,
                                                                  2002              2001
                                                              ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $  2,260,498      $  1,104,449
   Revenues payable                                              1,055,918           682,691
   Taxes payable                                                 1,311,864         1,506,636
   Accrued liabilities                                             198,814           231,103
   Due to related parties                                           31,501            31,048
   Accrued interest                                                    791                --
                                                              ------------      ------------
Total current liabilities                                        4,859,386         3,555,927

Noncurrent liabilities:
   Note payable--Bank                                            3,632,700                --
                                                              ------------      ------------
   Total noncurrent liabilities                                  3,632,700                --
                                                              ------------      ------------
Total liabilities                                                8,492,086         3,555,927

Commitments

Stockholders' equity:
   Common stock--$.0001 par value:
     authorized--500,000,000 shares;
       issued, 18,855,906 shares at December 31, 2002
       (including 139,590 shares in treasury) and
       18,825,328 shares at December 31, 2001                        1,885             1,882
   Capital in excess of par value                               36,726,710        36,683,713
   Accumulated deficit                                          (8,834,511)      (14,299,502)
                                                              ------------      ------------
                                                                27,894,084        22,386,093

Less 139,590 shares held in treasury, at cost                     (220,552)               --
                                                              ------------      ------------
Total stockholders' equity                                      27,673,532        22,386,093
                                                              ------------      ------------
Total liabilities and stockholders' equity                    $ 36,165,618      $ 25,942,020
                                                              ============      ============



See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                          YEAR ENDED DECEMBER 31,
                                                           2002              2001
                                                       ------------      ------------
REVENUES
Sale of company-produced oil and gas                   $ 10,090,635      $ 12,148,964
Sale of purchased gas                                            --         1,238,044
Contracting and operating fees                              101,980            53,792
Gain on sale of fixed assets, net                                --         4,025,522
                                                       ------------      ------------
                                                         10,192,615        17,466,322
COSTS AND EXPENSES
Production costs--oil and gas                             2,743,270         2,463,770
Gas acquisition costs                                            --           728,724
Gathering and transmission costs                                 --           348,288
Depletion, depreciation and amortization                  3,095,538         2,739,858
Provision for impairment of assets                               --         1,107,990
General and administrative expenses                       1,929,088         1,995,317
                                                       ------------      ------------
                                                          7,767,896         9,383,947

Income from operations                                    2,424,719         8,082,375

OTHER INCOME (EXPENSE)
Interest income                                              30,427            45,607
Interest expense                                            (44,735)          (82,248)
Other                                                        (4,920)            3,177
                                                       ------------      ------------
                                                            (19,228)          (33,464)
                                                       ------------      ------------
Income before income taxes                                2,405,491         8,048,911
Income tax expense (benefit)                             (3,059,500)               --
                                                       ------------      ------------
Net income                                                5,464,991         8,048,911
Preferred stock dividends applicable to the period               --           (82,252)
                                                       ------------      ------------
Net income applicable to common stockholders           $  5,464,991      $  7,966,659
                                                       ============      ============
Basic and diluted earnings per common share:
   Net income per common share                         $       0.29      $       0.42
                                                       ============      ============

Weighted-average common shares outstanding               18,852,846        18,767,395
                                                       ============      ============



See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                      Year ended December 31, 2002 and 2001


                                                                                      CAPITAL IN
                                                SERIES C             COMMON STOCK      EXCESS OF   ACCUMULATED
                                         ----------------------   ------------------  -----------  ------------
                                          SHARES      AMOUNT        SHARES    AMOUNT   PAR VALUE     DEFICIT
                                         --------   -----------   ----------  ------  -----------  ------------
Balance, December 31, 2000                443,166   $ 2,658,996   18,620,631  $1,861  $36,226,740  $(21,734,361)
  Issuance of common stock for
     directors' compensation                   --            --       59,716       7       66,987            --
  Redemption and conversion of Series C
     convertible preferred stock         (443,166)   (2,658,996)     144,981      14      389,986            --
  Payment of dividends on Series C
     convertible preferred stock               --            --           --      --           --      (614,052)
  Net income for year                          --            --           --      --           --     8,048,911
                                         --------   -----------   ----------  ------  -----------  ------------
Balance, December 31, 2001                     --            --   18,825,328   1,882   36,683,713   (14,299,502)

  Purchase of treasury stock                   --            --           --      --           --            --
  Issuance of common stock for
     directors' compensation                   --            --       30,578       3       42,997            --
  Net income for year                          --            --           --      --           --     5,464,991
                                         --------   -----------   ----------  ------  -----------  ------------
Balance, December 31, 2002                     --   $        --   18,855,906  $1,885  $36,726,710  $ (8,834,511)
                                         ========   ===========   ==========  ======  ===========  ============


                                           TREASURY STOCK
                                         --------------------
                                          SHARES     AMOUNT        TOTAL
                                         --------   ---------   -----------
Balance, December 31, 2000                     --   $      --   $17,153,236
  Issuance of common stock for
     directors' compensation                   --          --        66,994
  Redemption and conversion of Series C
     convertible preferred stock               --          --    (2,268,996)
  Payment of dividends on Series C
     convertible preferred stock               --          --      (614,052)
  Net income for year                          --          --     8,048,911
                                         --------   ---------   -----------
Balance, December 31, 2001                     --          --    22,386,093

  Purchase of treasury stock             (139,590)   (220,552)     (220,552)
  Issuance of common stock for
     directors' compensation                   --          --        43,000
  Net income for year                          --          --     2,405,491
                                         --------   ---------   -----------
Balance, December 31, 2002               (139,590)  $(220,552)  $24,614,032
                                         ========   =========   ===========



See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                 YEAR ENDED DECEMBER 31,
                                                                  2002              2001
                                                              ------------      ------------
CASH FLOWS FROM OPERATIONS
Net income                                                    $  5,464,991      $  8,048,911
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred tax expense (benefit)                             (3,059,500)               --
     Depreciation, depletion and amortization                    3,095,538         2,739,858
     Provision for impairment of assets                                 --         1,107,990
     Gain on sale of assets                                             --        (4,025,522)
     Stock issued as compensation                                   43,000            66,994
     Decrease (increase) in accounts receivable                   (878,449)        2,112,606
     Decrease in due from related parties                            1,993            17,114
     Decrease (increase) in inventory                              (13,891)            4,690
     Decrease (increase) in prepaid expenses                       343,119          (404,072)
     Increase (decrease) in accounts payable
       and accrued expenses                                      1,303,006          (234,381)
     Increase in due to related parties                                453            11,020
                                                              ------------      ------------
Net cash provided by operating activities                        6,300,260         9,445,208

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                           (13,479,502)       (6,458,162)
Proceeds from sale of properties and equipment                     500,000         6,955,492
                                                              ------------      ------------
Net cash (used in) provided by investing activities            (12,979,502)          497,330

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable                                       (4,010,500)      (15,609,000)
Proceeds from note payable                                       7,643,200        12,152,800
Treasury stock acquired                                           (220,552)               --
Dividends paid--Series C convertible preferred stock                    --          (614,052)
Redemption of Series C convertible preferred stock                      --        (2,268,996)
                                                              ------------      ------------
Net cash provided by (used in) financing activities              3,412,148        (6,339,248)

Net increase (decrease) in cash and cash equivalents            (3,267,094)        3,603,290
Cash and cash equivalents, beginning of year                     3,742,701           139,411
                                                              ------------      ------------
Cash and cash equivalents, end of year                        $    475,607      $  3,742,701
                                                              ============      ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                     $     43,944      $     80,654
Noncash investing and financing activities:
   Conversion of preferred stock and accrued dividends to
     shares of common stock                                             --           390,000



See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


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

REVENUE RECOGNITION

The Company accounts for gas imbalances using the sales method. Under this method, revenue is recognized based on cash received rather than the Company's proportionate share of gas produced. At December 31, 2002 and 2001, the Company does not have a significant imbalance position.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Such information is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company.

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

INCOME TAXES

Deferred income taxes are based on the liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting and tax reporting purposes.

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

                United States Exploration, Inc. and Subsidiaries

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SFAS 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements were adopted by the Company on January 1, 2002. The Company does not expect the impact of the statements on its financial position, results of operations, and cash flows to be significant.

         During June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which is effective for the Company beginning in 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the obligation is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is currently evaluating the impact of adoption of SFAS 143 on its consolidated financial position, results of operations and cash flows.

         During December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The Company currently does not plan to transition to fair value method of accounting for stock-based employee compensation. However, the Company has adopted the disclosure provisions required by SFAS 148 as of December 31, 2002. The Company's pro forma net income is not materially different from net income as reported, and there is no difference in net income per share for the years ended December 31, 2002 and December 31, 2001.

2. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average common shares outstanding for the period, including 139,590 shares held in treasury. Diluted earnings per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock was converted into common stock. Diluted earnings per share includes 27,032 shares presumed to be issued under the treasury stock method for outstanding stock options. However, basic and diluted earnings per share are the same for 2002 and 2001.

3. RELATED PARTY TRANSACTIONS

         The Company has a cost and expense sharing agreement with Benson Mineral Group, Inc. ("BMG"), a privately held Oklahoma corporation. The Company's Chairman of the Board and President is also the President, a Director and sole shareholder of BMG. Pursuant to the cost and expense sharing agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with the operation of its business based upon actual use of the facilities and personnel by the Company. During the year ended December 31, 2002, the Company was charged $361,029 by BMG under this arrangement, of which $250,437 related to personnel costs and $110,592 related to office rent and other overhead and administrative expenses. At December 31, 2002, $31,501 was payable to BMG. During the year ended December 31, 2001, the Company was charged $206,963 by BMG under this arrangement, of which $95,084 related to personnel costs and $111,879 related to office rent and other overhead and administrative expenses. At December 31, 2001,

                United States Exploration, Inc. and Subsidiaries

3. RELATED PARTY TRANSACTIONS (CONTINUED)

$31,048 was payable to BMG. From January 1, 2001 through July 31, 2001, all employees were on the Company's payroll and on August 1, 2001, five employees were transferred to the BMG payroll. The Company billed BMG $71,415 in 2002 and $156,629 in 2001 for time spent by Company employees on business affairs of BMG, which has been netted against general and administrative expenses in the accompanying statements of operations. The cost and expense sharing agreement is effective until 60 days after BMG gives written notice to the Company of termination of the cost sharing agreement.

See Note 7 for a description of the Neosho County, Kansas project which was purchased from BMG on March 1, 2001.

The outside directors of the Company's Board of Directors received 53,854 shares of the Company's common stock in 2001 for directors' fees earned and accrued for during 2000 and 5,862 shares for directors' fees earned and accrued for in 2001; 30,578 shares in 2002 for directors' fees earned and accrued for during 2001. In addition, 23,623 shares will be issued in 2003 for directors' fees earned and accrued for during 2002.

The Company is a participating employer of a multi-employer profit sharing plan sponsored by BMG and has contributed $38,007 and $29,263 for the years 2002 and 2001, respectively.

                United States Exploration, Inc. and Subsidiaries

4. OIL AND GAS PROPERTIES

The Company's oil and gas activities are conducted within the continental United States. The following schedules present capitalized costs at December 31, 2002 and 2001, and results of operations for producing activities for the years ended December 31, 2002 and 2001. At December 31, 2002 and 2001, costs associated with acquisition and development activities are considered evaluated and subject to amortization.

                                                             DECEMBER 31,
                                                        2002              2001
                                                    ------------      ------------
Capitalized costs:
   Oil and gas properties                           $ 66,701,611      $ 53,762,295
   Accumulated depreciation, depletion,
     amortization and valuation allowance            (36,819,904)      (33,810,149)
                                                    ------------      ------------
Net capitalized costs                               $ 29,881,707      $ 19,952,146
                                                    ============      ============

Results of operations for producing activities:
   Oil and gas sales                                $ 10,090,635      $ 12,148,964
   Production costs                                   (2,743,270)       (2,463,770)
   Depreciation, depletion and amortization           (3,009,755)       (2,558,534)
                                                    ------------      ------------
Results of operations from producing activities
   (excluding overhead expenses)                    $  4,337,610      $  7,126,660
                                                    ============      ============

                                                      DECEMBER 31,
                                                  2002             2001
                                              ------------     ------------
Amortization per equivalent physical unit
   (barrels) of production                    $       5.48     $       5.21
                                              ============     ============

Costs incurred in oil and gas acquisition and development activities are as follows:

                               DECEMBER 31,
                          2002             2001
                      ------------     ------------
Development costs     $ 13,439,318     $  4,422,658
                      ============     ============

                United States Exploration, Inc. and Subsidiaries

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

                                            DECEMBER 31,
                                       2002              2001
                                   ------------      ------------
Leasehold improvements             $    111,340      $    111,340
Autos and trucks                         24,137            27,599
Office equipment and furniture          224,123           208,659
                                   ------------      ------------
                                        359,600           347,598
Accumulated depreciation               (222,654)         (174,188)
                                   ------------      ------------
                                   $    136,946      $    173,410
                                   ============      ============

6. TREASURY STOCK

In November 2002, the Company made a tender offer to purchase up to 1,500,000 shares of its outstanding common stock at $1.50/share. The tender offer expired on December 23, 2002 and 139,590 shares were acquired. The Company's cost of the treasury stock, limited to its market value of $1.58/share on December 23, 2002 was $220,552.

7. NEOSHO COUNTY, KANSAS PROJECT

On March 1, 2001, the Company's Board of Directors approved the purchase of an oil and gas project from BMG located in Neosho County, Kansas. The Chairman of the Company's Board of Directors, being the President of BMG, abstained from the Board's vote on this matter. The purchase price of the property was BMG's cost basis in the property. On June 14, 2001, the Company sold its interest in this project. The costs of the nonproducing properties contained in this project were not included in the Company's full cost pool of amortizable oil and gas property and equipment. The gain on sale of $4,027,835 is included as a gain on sale of fixed assets in the consolidated statements of operations.

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

pipeline lease. At June 30, 2001, the Company impaired the value of the gas gathering systems and pipeline lease by $1,107,990 to reflect the fair value of these assets. The $400,000 received for the oil and gas properties was credited to the full cost pool of oil and gas properties and equipment and no gain or loss was recognized on this part of the sale.

9. INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                     2002              2001
                                                 ------------      ------------
Deferred tax assets:
   Net operating loss carryforwards              $  2,787,092      $  2,995,833
   Oil and gas properties--full cost pool
     amortization greater than tax depletion          286,477           930,845
   Depreciation on equipment                          (14,069)          (18,030)
                                                 ------------      ------------
                                                    3,059,500         3,908,648
   Less valuation allowance                                --        (3,908,648)
                                                 ------------      ------------
Net deferred amount                                 3,059,500                --
Less: current portion                               1,682,725                --
                                                 ------------      ------------
Noncurrent portion                               $  1,376,775      $         --
                                                 ============      ============

During 2002, the Company reassessed its ability to generate sufficient taxable income in the future to utilize its net operating loss carryforwards and other deferred tax assets. These deferred tax assets have generally been fully covered by a valuation allowance of an equal amount. During the past three years, including 2002, the Company has generated operating profits of approximately $12.1 million. Due to the current strength of oil and gas prices and the Company's recent and expected continued success in its developmental drilling program, it now believes that it is more likely than not that it will generate sufficient taxable income to fully utilize these deferred tax assets.

                United States Exploration, Inc. and Subsidiaries

9. INCOME TAXES (CONTINUED)

The effective tax rate on the Company's earnings differed from the federal statutory tax rates for the following reasons:

                                                        DECEMBER 31,
                                                   2002              2001
                                               ------------      ------------
Expected federal income tax expense at the
   statutory rate at 35%                       $    841,922      $  2,817,119
Net operating loss carryforwards utilized          (914,315)       (2,947,551)
Reversal of valuation allowance                  (3,059,500)               --
Effect of state income taxes                         72,393           130,432
                                               ------------      ------------
Income tax expense (benefit)                   $ (3,059,500)     $         --
                                               ============      ============

The net operating loss carryforwards available to the Company for income tax purposes are as follows:

EXPIRATION DATES
      2018               $  305,312
      2019                7,029,141
                         ----------
                         $7,334,453
                         ==========

10. MAJOR CUSTOMERS

The Company sold substantially all of its produced and purchased gas to four purchasers for the years ended December 31, 2002 and 2001. The Company sold substantially all of its oil to three purchasers for the years ended December 31, 2002 and 2001.

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

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

On May 5, 1999, the Company adopted the 1999 Employee Stock Option Plan (the "99 Plan") and reserved a total of 500,000 common shares for issuance. Options granted may be Incentive Stock Options or Non-Statutory Options at the discretion of a committee of the Board of Directors. All options must be granted within 10 years from May 5, 1999. At December 31, 2001 and 2002, 100,000 options have been granted under the 99 Plan.

Effective January 13, 1989, the Company adopted an Incentive Stock Option Plan (the "Plan") and reserved a total of 1,000,000 common shares for issuance. The Plan expired on January 13, 1999 and no new options can be granted. All options granted prior to the expiration remain outstanding until they have expired or been canceled.

Effective May 25, 1990, the Board of Directors adopted a Nonqualifying Stock Option Plan (the "NQSOP") for the benefit of nonemployee directors of the Company and others having rendered significant services to the Company. The Plan expired May 25, 2000 and no new options can be granted. All options granted prior to the expiration remain outstanding until they have expired or been canceled.

There were 1,021,399 shares of options outstanding and exercisable with a weighted-average exercisable price of $3.29 per share at December 31, 2002 and 2001. No stock options were granted in 2001 or 2002. In addition, no options were exercised or forfeited, and no options expired during 2001 or 2002.

Options outstanding at December 31, 2002 have exercise prices ranging from $1.38 to $4.13 with a weighted-average contractual life of 5.46 years. They are summarized as follows:

                                        EXERCISE                             REMAINING
          SHARES                         PRICE                                 LIFE
         ---------                      --------                          -------------
           279,199                        $1.38                               7.4 years
            30,000                         2.00                               1.4 years
           712,200                      4.00-4.13                         4.7-5.5 years
         ---------
         1,021,399
         =========

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2001 or 2002. For purposes of pro forma disclosures, the

                United States Exploration, Inc. and Subsidiaries

11. STOCK OPTION PLANS (CONTINUED)

estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income is not materially different from net income as reported, and there is no difference in net income per share for the years ended December 31, 2002 and December 31, 2001.

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

13. COMMITMENTS

OPERATING LEASES

The Company entered into a 117-month lease, effective July 1, 1998, for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. The Company has incurred costs of approximately $111,000 for leasehold improvements, which have a book value at December 31, 2002 of approximately $64,950. The approximate minimum aggregate rental commitment under the office space lease is as follows:

   2003                                               $  219,150
   2004                                                  232,932
   2005                                                  232,932
   2006                                                  232,932
   2007                                                  232,932
Thereafter                                                58,233
                                                      ----------
                                                      $1,209,111
                                                      ==========

                United States Exploration, Inc. and Subsidiaries

13. COMMITMENTS (CONTINUED)

EXPLORATION AGREEMENT

On May 15, 1998, the Company entered into an Exploration Agreement with Union Pacific Resources Company ("UPR") giving the Company the right to explore and develop all of UPR's undeveloped acreage in the Denver-Julesburg Basin area, excluding certain acreage already committed to other agreements. The Exploration Agreement covers approximately 400,000 gross acres and will also cover any undeveloped acreage currently committed to another agreement that reverts to UPR during its term. In order to keep the Exploration Agreement in effect, the Company drilled 15 commitment wells during the first 18 months ending on November 30, 1999; drilled 20 commitment wells during the first option period ending November 30, 2000; drilled 20 commitment wells during the second option period ending November 30, 2001 and drilled 20 commitment wells during the third option period ending November 30, 2002. The Company has committed to drill 20 commitment wells for the fourth option period, which ends November 30, 2003 and 15 wells have been commenced at December 31, 2002. There is a maximum of five 12-month option periods under the Exploration Agreement. If the Company does not drill the required number of commitment wells during any period, the Exploration Agreement will terminate at the end of the period and the Company will be required to pay liquidated damages of $125,000 for each commitment well that was not drilled during the period.

14. CREDIT AGREEMENT AND OTHER BORROWINGS

On August 25, 2000, the Company entered into a credit agreement with the Bank of Oklahoma, N.A. The revolving credit agreement, as amended, is available through May 1, 2004 in the amount of $15 million based upon a borrowing base redetermination in October 2002, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest (3.5% at December 31, 2002) at rates varying from lender prime to .75% below lender prime, depending upon the outstanding principal balance of the loan as follows:

                                                       APPLICABLE
      OUTSTANDING BALANCE                            INTEREST RATE
      -------------------                            -------------
         $0-$7,500,000                             Prime, less 0.75%
    $7,500,000-$11,250,000                         Prime, less 0.50%
    $11,250,000-$13,500,000                        Prime, less 0.25%
    $13,500,000-$15,000,000                              Prime

                United States Exploration, Inc. and Subsidiaries

14. CREDIT AGREEMENT AND OTHER BORROWINGS (CONTINUED)

The loan is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8 million, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1, and (iii) maintain an Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") to consolidated interest ratio (as defined) of 2.5 to 1. In addition, the facility prohibits the payment of dividends. The Company was in compliance with its debt covenants at December 31, 2002 and 2001, respectively.

                United States Exploration, Inc. and Subsidiaries

15. OIL AND GAS INFORMATION (UNAUDITED)

The estimates of the Company's proved oil and gas reserves are based upon evaluations prepared by independent petroleum engineers as of December 31, 2002 and 2001. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas.

                                                           DECEMBER 31,
                                    ----------------------------------------------------------
                                               2002                            2001
                                    --------------------------      --------------------------
                                       OIL             GAS             OIL             GAS
                                      (BBLS)          (MMCF)          (BBLS)          (MMCF)
                                    ----------      ----------      ----------      ----------
Proved developed and
   undeveloped reserves,
   beginning of period               2,146,681          37,259       3,569,186          65,032

Revisions of previous estimates        (55,593)          8,128      (1,306,604)        (27,106)
Extensions and discoveries              44,826           3,653          63,019           1,400
Production                            (134,100)         (2,493)       (178,301)         (1,879)
Dispositions of minerals
   in place                                 --              --            (619)           (188)
                                    ----------      ----------      ----------      ----------
Proved developed and
   undeveloped reserves,
   end of period                     2,001,814          46,547       2,146,681          37,259
                                    ==========      ==========      ==========      ==========

Proved developed reserves:
   Beginning of period               1,419,914          17,831       1,711,974          24,552
   End of period                     1,445,146          29,958       1,419,914          17,831

                United States Exploration, Inc. and Subsidiaries

15. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

Geological and engineering estimates of proved oil and gas reserves at one point in time are highly interpretive, inherently imprecise, and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise than other estimates presented in connection with financial statement disclosures.

The following schedules present the standardized measure of estimated discounted future net cash flows from the Company's proved reserves and an analysis of the changes in these amounts for the periods indicated. Estimated future cash flows are determined by using period-end prices for December 31, 2002 and 2001, adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. Estimated future production and development costs are based on economic conditions at December 31, 2002 and 2001. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2002 and 2001, and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations. Year-end prices used in the determination of future cash inflows were $30.27 per bbl of oil and $4.19 per Mcf of natural gas at December 31, 2002 ($19.20 per bbl of oil and $2.03 per Mcf of natural gas at December 31, 2001).

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                     RELATING TO PROVED RESERVES (UNAUDITED)

                                                           DECEMBER 31,
                                                     2002                2001
                                                --------------      --------------
Future cash inflows                             $  255,633,400      $  117,421,700
Future production and development costs           (101,804,700)        (69,731,300)
Future income tax expenses                         (56,373,159)        (15,126,519)
                                                --------------      --------------
Future net cash flows                               97,455,541          32,563,881
10% annual discount for estimated timing of
   cash flows                                      (45,225,113)        (15,403,104)
                                                --------------      --------------
Standardized measure of discounted future
   net cash flows                               $   52,230,428      $   17,160,777
                                                ==============      ==============

                United States Exploration, Inc. and Subsidiaries

15. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

                                                         YEAR ENDED DECEMBER 31,
                                                        2002                2001
                                                   --------------      --------------
Amount at beginning of period                      $   17,160,777      $  133,387,384

Net changes in prices and production costs             38,472,388        (167,028,538)
Revisions of previous quantity estimates, net
   of changes in previous estimates of
   development and production costs and
   timing revisions                                    17,010,328         (40,273,396)
Extensions and discoveries                              8,754,045           2,026,667
Net change in income taxes                            (21,892,950)         70,855,597
Sales of minerals in place                               (500,000)           (400,000)
Sales and transfers of oil and gas production,
   net of production costs                             (7,347,365)         (9,685,194)
Development costs incurred                             13,439,318           4,422,658
Accretion of discount                                   1,716,077          13,338,738
Other                                                 (14,582,190)         10,516,861
                                                   --------------      --------------
                                                       35,069,651        (116,226,607)
                                                   --------------      --------------
Amount at end of period                            $   52,230,428      $   17,160,777
                                                   ==============      ==============

                                  EXHIBIT INDEX

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

         10.2(1)           1990 Non-Qualifying Stock Option Plan.

         10.3(4)           Cost and Expense Sharing Agreement, dated August 7,
                           1997, by and between the Company and Benson Mineral
                           Group, Inc.

         10.4(5)           Purchase and Sale Agreement between the Company and
                           Union Pacific Resources Company dated April 10, 1998.

         10.5(5)           Exploration Agreement between the Company and Union
                           Pacific Resources Company dated May 15, 1998.

         10.6(6)           Office Lease Agreement between the Company and
                           EOP-One Civic Center Plaza, L.L.C. dated October 15,
                           1998.

         10.7(7)           1999 Employee Stock Option Plan.

         10.8(8)           Contract Amendment dated April 21, 1999 - Exploration
                           Agreement effective June 1, 1998 Wattenberg area
                           Weld, Arapahoe and Adams Counties, Colorado.

         10.09(8) First Amendment to that certain Exploration Agreement dated April 9, 1998 but effective as of June 1, 1998, by and between Union Pacific Resources Company and United States Exploration, Inc.

         10.10(9)          Bruce D. Benson Offer to Purchase Common Stock dated
                           April 21, 2000.

         10.11(9) Registration Rights Agreement dated May 18, 2000 between the Company and Bruce D. Benson.

         10.12(10)         2000 Development Agreement between United States
                           Exploration, Inc. and Petroleum Development
                           Corporation dated June 30, 2000.

         10.13(11)         Credit Agreement dated August 25, 2000 by and between
                           United States Exploration, Inc. and Bank of Oklahoma,
                           N.A.

         10.14(12)         Letter Agreement dated December 21, 2000 by and
                           between Benson Mineral Group, Inc. and the Company
                           (re term of Cost and Expense Sharing Agreement).

         10.15(12)         Amendment to Cost and Expense Sharing Agreement made
                           as of the 1st day of March, 2001, by and between
                           Benson Mineral Group, Inc. and the Company.

         10.16(13)         First Amendment to Credit Agreement made and
                           effective May 1, 2002, by and between United States
                           Exploration, Inc. and Bank of Oklahoma, N.A.

         10.17(13)         Amended and Restated Revolving Note of United States
                           Exploration, Inc., dated May 1, 2002, in the amount
                           of $15,000,000 payable to Bank of Oklahoma, N.A.

         10.18(13)         First Supplemental Mortgage, Security Agreement,
                           Assignment and Financing Statement from United States
                           Exploration, Inc. to Bank of Oklahoma, N.A., dated
                           effective May 1, 2002.

         10.19(14)         Amendment to Directors Fee Stock Plan, dated February
                           20, 2003.


         23.1(14) Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the Company's Registration
                           Statements on Form S-8 (Registration Nos. 333-60983 and 333-47666).

         24(14)            Powers of Attorney.

         99.1(14)          Certification of Chief Executive Officer and Chief
                           Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

         (14)     Filed herewith.