Form 10QSB
period 2003-03-31
UNITED STATES EXPLORATION INC
filed 2003-05-15
CIK 847074

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2003
                               -----------------------------

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 9, 2003 - 18,739,939.

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

                         UNITED STATES EXPLORATION, INC.


                                      Index

                                                                                         Page
                                                                                         ----
Part I - FINANCIAL INFORMATION

         Item 1 Financial Statements..................................................     4
         Item 2 Management's Discussion and Analysis or Plan of Operation.............    11
         Item 3 Controls and Procedures...............................................    17

Part II - OTHER INFORMATION...........................................................    18

SIGNATURES............................................................................    22

                         UNITED STATES EXPLORATION, INC.
                                  BALANCE SHEET
                                     ASSETS

                                                     March 31,         December 31,
                                                       2003               2002
                                                    -----------        -----------
CURRENT ASSETS
  Cash & cash equivalents                           $   341,525        $   475,607
  Accounts receivable                                 3,606,513          2,498,424
  Due from related parties                               13,772              6,489
  Inventory                                              14,378             13,891
  Prepaid expenses & deposits                            38,279             69,862
  Deferred tax asset-current                          1,682,725          1,682,725
                                                    -----------        -----------
      Total current assets                            5,697,192          4,746,998

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment                 31,849,955         29,881,707
  Other equipment and leasehold improvements            126,950            136,946
                                                    -----------        -----------
                                                     31,976,905         30,018,653

OTHER ASSETS
  Loan costs, less accumulated
   amortization of $45,765 at March 31, 2003
   and  $40,405 at December 31, 2002                     17,832             23,192
  Deferred tax asset                                    745,553          1,376,775
                                                    -----------        -----------
                                                        763,385          1,399,967
                                                    -----------        -----------

    Total assets                                    $38,437,482        $36,165,618
                                                    ===========        ===========

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                           2003                 2002
                                                                                       ------------         ------------
CURRENT LIABILITIES
  Accounts payable                                                                     $  1,654,828         $  2,260,498
  Revenues payable                                                                        1,349,635            1,055,918
  Taxes payable                                                                           1,296,741            1,311,864
  Accrued liabilities                                                                        55,465              198,814
  Due related parties                                                                         9,144               31,501
  Accrued interest                                                                              901                  791
                                                                                       ------------         ------------
   Total current liabilities                                                              4,366,714            4,859,386

NON CURRENT LIABILITIES
  Asset retirement obligations                                                              773,046                   --
  Note payable-Bank                                                                       4,552,800            3,632,700
                                                                                       ------------         ------------
  Total non-current liabilities                                                           5,325,846            3,632,700
                                                                                       ------------         ------------

Total Liabilities                                                                         9,692,560            8,492,086

STOCKHOLDERS' EQUITY
  Common stock-$.0001 par value
    Authorized-500,000,000 shares issued and outstanding-18,879,529 shares at
    March 31, 2003 (including 139,590 shares in treasury) and 18,855,906 shares at December 31, 2002
    (including 139,590 shares in treasury)                                                    1,887                1,885
  Capital in excess of par                                                               36,768,208           36,726,710
  Accumulated deficit                                                                    (7,804,621)          (8,834,511)
                                                                                       ------------         ------------
                                                                                         28,965,474           27,894,084
Less 139,590 shares held in treasury, at cost                                              (220,552)            (220,552)
                                                                                       ------------         ------------
    Total stockholders' equity                                                           28,744,922           27,673,532
                                                                                       ------------         ------------
Total liabilities & stockholders' equity                                               $ 38,437,482         $ 36,165,618
                                                                                       ============         ============

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                                   March 31, 2003       MARCH 31, 2002
                                                   --------------       --------------
REVENUES
   Sales of  oil and gas                            $  4,282,708         $  1,961,219
   Contracting and operating fees                         10,435               13,796
                                                    ------------         ------------
                                                       4,293,143            1,975,015
COSTS & EXPENSES
   Accretion-retirement obligations                       13,296                   --
   Production costs-oil and gas                          867,989              616,183
   Depletion, depreciation, and amortization           1,035,696              743,214
   General and administrative expenses                   481,690              492,212
                                                    ------------         ------------
                                                       2,398,671            1,851,609
   Earnings from operations                            1,894,472              123,406

OTHER INCOME (EXPENSE)
   Interest income                                            --               12,325
   Other                                                      --               (4,976)
   Interest expense                                      (30,916)              (3,194)
                                                    ------------         ------------
                                                         (30,916)               4,155
Income before taxes                                    1,863,556              127,561

   Deferred income taxes                                (708,151)                  --

Income before cumulative effect of change
 in accounting principle                               1,155,405              127,561

   Cumulative effect of change in
    accounting principle                                (125,515)                  --

Net income                                          $  1,029,890         $    127,561
                                                    ============         ============
Basic & diluted earnings per common share:

Income before cumulative effect of change
 in accounting principle                            $       0.06         $       0.01
                                                    ============         ============
Cumulative effect of change in
 accounting principle                               $      (0.01)        $       0.00
                                                    ============         ============
Net Income                                          $       0.05         $       0.01
                                                    ============         ============
Weighted average common shares outstanding            18,739,939           18,855,906
                                                    ============         ============

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                             STATEMENT OF CASH FLOWS

                                                                       THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                         March 31, 2003      March 31, 2002
                                                                         --------------      --------------
CASH FLOWS FROM OPERATIONS
         Net Income                                                        $ 1,029,890         $   127,561

         Adjustments to reconcile net earnings to net cash provided by operating activities:
           Cumulative effect of recognition of asset
             retirement obligations                                            125,515                  --
           Accretion of asset retirement obligation                             13,296                  --
           Deferred income taxes                                               708,151                  --
           Depreciation, depletion and amortization                          1,035,696             743,214
           Stock issued as compensation                                         41,500              43,000
           Decrease (increase) in accounts receivable (net)                 (1,108,089)            425,575
           Decrease (increase) in due from related parties                      (7,283)              2,226
           Increase in inventory                                                  (487)                 --
           Decrease in prepaid expenses                                         31,583              49,003
           Decrease in accounts payable and
             accrued expenses                                                 (470,315)           (576,872)
           Increase (decrease) in due to related parties                       (22,357)             12,226
                                                                           -----------         -----------
         Net cash provided by operating activities                           1,377,100             825,933

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                             (2,431,282)         (1,099,919)
           Proceeds from sale of properties and equip                               --              50,000
                                                                           -----------         -----------
         Net cash used in investing activities                              (2,431,282)         (1,049,919)

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of Notes Payable                                       (4,024,500)                 --
           Proceeds from Debt                                                4,944,600                  --
                                                                           -----------         -----------
         Net Cash provided by Financing Activities                             920,100                  --

Net decrease in cash and cash equivalents                                     (134,082)           (223,986)

Cash and cash equivalents-beginning of period                                  475,607           3,742,701
                                                                           -----------         -----------

Cash and cash equivalents-end of period                                    $   341,525         $ 3,518,715
                                                                           ===========         ===========

Supplemental disclosure of cash flow information
  Cash paid during the quarter for interest                                $    30,806         $     3,194
                                                                           ===========         ===========

See accompanying notes.

                         United States Exploration, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - COMPANY HISTORY AND NATURE OF OPERATIONS

History of the Company

United States Exploration, Inc. (the "Company") was incorporated on January 9, 1989. The Company operates as a producer of oil and gas. All of the Company's operations are currently located in northeast Colorado.

NOTE 2 - FINANCIAL STATEMENTS

The foregoing financial information is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals except for the cumulative adjustment related to accounting for asset retirement obligations as described in Note 7. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year.

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock options were exercised. Diluted earnings per share includes 50,968 shares in the first quarter of 2003 and 42,225 shares in the first quarter of 2002 presumed to be issued under the treasury stock method for outstanding stock options. The impact of dilution on earnings per share was less than one penny for the first quarter of 2003 and the first quarter of 2002.

NOTE 4 - COMMITMENTS

Effective July 1, 1998, the Company entered into a 117 month lease for office space. Approximately 12,000 square feet were leased with monthly payments of $14,817 for the first 57 months and $19,411 for the remainder of the lease term. This lease is accounted for on a straight line basis for financial reporting. The approximate minimum aggregate rental commitment under the office space lease is as follows:

2003 (remainder of year)           $   174,699
2004                                   232,932
2005                                   232,932
2006                                   232,932
2007                                   232,932
Thereafter                              58,233
                                   -----------
                                   $ 1,164,660
                                   ===========

The Company has committed to drill 20 wells by November 30, 2003 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company, now Anadarko Petroleum Corporation ("UPR"). At March 31, 2003, 16 of these commitment wells have been commenced or drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled or commenced by November 30, 2003 would be due UPR. Management believes that the remainder of the commitment under the Exploration Agreement during the current period will be satisfied.

NOTE 5 - CREDIT AGREEMENT

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The credit agreement was amended May 1, 2002. The revolving credit agreement as amended is available through May 1, 2004 in the amount of $15 million based upon a borrowing base redetermination in October 2002, which may be decreased based on subsequent borrowing base determinations by the lender at each April 1 and October 1. The loan bears interest (3.5% at March 31, 2003) at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan as follows:

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

NOTE 6 - INCOME TAXES

During the first quarter of 2003, the Company estimates it has utilized $708,151 of its net operating loss carryforward. The Company estimates it will realize $1.7 million of its net operating loss carryforward in the 12-month period ending March 31, 2004.

NOTE 7 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change on prior years resulted in a charge to income of $125,515 (net of income taxes of $76,929) ($0.01 per share), which is included in income for the quarter ended March 31, 2003. The effect of the change on the quarter ended March 31, 2003 was to decrease income before the cumulative effect of the accounting change by $13,296. The pro forma effects of the application of Statement No. 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

                                           First quarter
                                   -------------------------------
                                      2002                2003
                                   ----------        -------------
Pro Forma:
Net income                         $   20,435        $   1,113,338
Net income per common share        $     0.00        $        0.06

The long term liability for asset retirement obligations is related to the Company's obligations to participate in the plugging and abandonment of its oil and gas wells at the end of their economic lives. The Company's oil and gas wells have long economic lives and the Company estimates that the average remaining life of its wells at January 1, 2003 is approximately 20 years. The Company believes that the estimated salvage value from the wells after 20 years will still approximate the plugging and abandonment costs at that time so that the increase in the carrying value of its oil and gas properties associated with the recognition of the present value of its asset retirement obligations is not and has not been expensed through its depletion, depreciation and amortization calculations.

      The following table describes all changes to the Company's retirement obligation liability:

                                                          2003
                                                        --------
Asset retirement obligation at beginning of 2003        $     --
Liability recognized in transition                       759,750
Accretion expense                                         13,296
                                                        --------
Asset retirement obligation at March 31, 2003           $773,046
                                                        ========

The pro forma asset retirement obligation liability balances as if Statement No. 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

                                                          March 31
                                                  ------------------------
                                                    2002            2003
                                                  --------        --------
Pro forma amounts of liability for asset
retirement obligation at beginning of year        $710,048        $759,750

Pro forma amounts of liability for asset
retirement obligation at March 31                  722,474         773,046

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

Introduction

      Oil and gas prices were substantially higher in the first quarter of 2003 than we experienced throughout 2002. During 2002, we drilled 29 wells in a new area and, by the end of the first quarter of 2003, most of these wells were selling gas. We own 100% of the working interest in these wells. Our capital expenditures during the first quarter of 2003 were mostly related to completion of the wells which were drilled in the new area (approximately $1,500,000) and to participation with other operators in new wells and deepenings of existing wells (approximately $900,000). We intend to use borrowings under our $15,000,000 credit facility, to the extent needed and to the extent not limited by the financial covenants contained in our credit agreement, to actively develop our oil and gas properties and participate in other activities that, in the judgment of the Board of Directors, will increase shareholder value. We continue our efforts to consolidate our interests in northeastern Colorado to simplify operations.

      The Company's operating results continue to be adversely affected by the fact that prices for natural gas in the Rocky Mountain region are lower than in most other areas of the country. The negative price differential in the Rocky Mountain Region increased significantly in 2002. Lower prices in the Rocky Mountains result from a number of factors, including an oversupply of gas in relation to local demand and the historical absence of transmission facilities to deliver the excess gas to undersupplied markets in other areas. One transmission line serving markets to the west of the Rocky Mountains has recently expanded its capacity significantly and a new major transmission line that would serve markets to the east of the Rocky Mountains is reported to be in the planning stages. These new lines should allow more gas from the Rocky Mountain area to move to other markets and reduce the price differential. Although early indications are that the availability of the line serving markets to the west has favorably impacted the price differential, there can be no assurance that the second project will be completed or that the basis differentials will be reduced as a result of any new transmission capacity.

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

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facilities

      We have a revolving credit facility with Bank of Oklahoma, N.A. that is available through May 1, 2004. Based upon a borrowing base redetermination in October 2002, the amount available under the line is $15 million, which may be decreased based on subsequent borrowing base determinations by the lender twice yearly at each April 1 and October 1. The April 1, 2003 borrowing base redetermination is not yet finalized but discussions with our bank indicate there will be no change to the $15 million borrowing base. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of our oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require us to (i) maintain a tangible net worth of $8,000,000,
(ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1. Failure to meet these covenants at the end of any quarterly reporting period would, among other ramifications, prevent further borrowings under the credit facility. At May 9, 2003, borrowings outstanding under the line were approximately $2,100,000.

Capital Expenditures

      Our capital expenditures for the first quarter of 2003 were $2,431,282. These capital expenditures consist primarily of costs incurred in the continuing development of our oil and gas properties.

      Under our Exploration Agreement with UPR described in Note 5 of the Financial Statements, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2003. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay UPR liquidated damages of $125,000 for each well not commenced. As of May 9, 2003, 16 commitment wells have been or are in the process of being drilled. Management believes that the remainder of the commitment under the Exploration Agreement during the current period will be satisfied.

Cash Balances and Cash Flow

      As of May 9, 2003 we had minimal cash and cash equivalents because our available cash is used to offset borrowings under our Bank of Oklahoma credit facility. Current production levels are expected to produce a positive cash flow before capital spending in 2003, based on current prices.

Cash flow from operations was $1,377,100 for the first quarter of 2003 compared to $825,933 for the first quarter of 2002. This increase was driven by the increase in net income, the utilization of our NOL and an increase in our depreciation, depletion and amortization partially offset by increases in working capital as a result of our expanded operations.

      However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Property Claimed

      During the third quarter of 2002, we were successful in litigation establishing the right of UPR to receive by reversion, at the expiration of a license limited by time, an interest in a producing oil property in northeast Colorado. We believe we are entitled to receive this interest under our Exploration Agreement with UPR. The value of the interest is dependent upon oil prices. This property is not reflected in our reserve estimates and we do not expect that it would have a significant impact on our reserves, financial position or results of operations.

Results of Operations

Quarter Ended March 31, 2003

      We realized net income of $1,029,890 or $.05 per share for the first quarter of 2003 compared to $127,561 or $.01 per share for the first quarter of 2002. Higher oil and gas prices in 2003 and increased production levels resulting from the wells drilled in 2002 are the principal reasons for the increase in net income between the two quarters. Increased oil and gas sales were partially offset by the provision for deferred income taxes in the first quarter of 2003. The first quarter of 2003 included a charge of $125,515 or $0.01 per share relating to the change in accounting principle for asset retirement obligations as described in detail in Note 7 to the financial statements.

      Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended March 31, 2003 and March 31, 2002 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices

                                 Three months ended
                                      March 31
                               ----------------------
                                 2003           2002
                               -------        -------
Production
 Oil - mbbl                      32.15          33.44
 Natural Gas - mmcf             857.45         552.94
 Total - mmcfe                 1050.35         753.58

Weighted Average Prices
 Oil - $/bbl                     32.89          21.09
 Natural Gas - $/mcf              3.76           2.27

      Production costs of oil and gas increased $251,806 from $616,183 for the first quarter of 2002 to $867,989 for the first quarter of 2003. Value based production taxes which are included in production costs increased $142,366 from $128,603 in the first quarter of 2002 to $270,969 in the first quarter of 2003. Production costs also increased because we now have more wells. We participated in the drilling of 56 gross new wells during 2002.

      Depletion, depreciation and amortization expense increased from $743,214 for the first quarter of 2002 to $1,035,696 for the first quarter of 2003 because of increased production and because of the increased rate per equivalent barrel established from evaluations prepared by independent petroleum engineers as of December 31, 2002. The rate per equivalent barrel used in the expense calculation was $5.21 for the first quarter of 2002 and $5.85 for the first quarter of 2003.

      General and administrative expenses decreased $10,522, being $492,212 for the first quarter of 2002 and $481,690 for the first quarter of 2003.

      Interest expense of $30,916 for the first quarter of 2003 reflects borrowings under our credit facility. There were no borrowings during the first quarter of 2002 and the $3,194 of interest expense in that quarter resulted from commitment fees. Excess cash in the first quarter of 2002 produced $12,325 of interest income.

Income Taxes

      During the fourth quarter of 2002 we recognized an income tax benefit of $3,059,500 resulting from the reversal of a valuation allowance previously recorded for our net operating loss carryforwards and other deferred tax assets. We continue to believe that it is more likely than not that we will generate sufficient taxable income to fully utilize these deferred tax assets. In the first quarter of 2003, we estimate we utilized $708,151 of these net operating loss carryforwards and we estimate that we will use $1.7 million of the remaining net operating loss carryforwards in the twelve month period ending March 31, 2004.

      We will continue to reassess the need for a valuation allowance on our deferred tax assets on a quarterly basis. Uncertainties that could negatively affect our future earnings, and thus our ability to utilize the net operating loss carryforwards, include: (a) oil and gas prices, (b) oil and gas production volumes, (c) the success of our developmental drilling program, (d) the availability of transportation facilities and markets for our oil and gas production, (e) the continued availability of financing for our development program and (f) the effects of government regulations on our business.

      The $125,515 cumulative effect of the change in accounting principle relates to our adoption of FASB Statement No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003 and is described in detail in Note 7 of the Notes to Financial Statements.

Critical Accounting Policies

      There were no changes to our critical accounting policies since December 31, 2002 except for the adoption of FASB Statement No. 143 - Accounting for Asset Retirement Obligations on January 1, 2003. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting methods, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

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

ITEM 3. CONTROLS AND PROCEDURES.

      We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of May 13, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

          10.1(1)   1989 Incentive Stock Option Plan of the Company.

          10.2(1)   1990 Non-Qualifying Stock Option Plan.

          10.3(4) Cost and Expense Sharing Agreement, dated August 7, 1997, by and between the Company and Benson Mineral Group, Inc.

          10.4(5)   Purchase and Sale Agreement between the Company and Union
                    Pacific Resources Company dated April 10, 1998.

       Exhibit No.
       -----------
          10.5(5)   Exploration Agreement between the Company and Union Pacific
                    Resources Company dated May 15, 1998.

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

       Exhibit No.
       -----------
          10.18(13) First Supplemental Mortgage, Security Agreement, Assignment
                    and Financing Statement from United States Exploration, Inc.
                    to Bank of Oklahoma, N.A., dated effective May 1, 2002.

          10.19(14) Amended Directors' Fee Stock Plan.

          99.1(14)  Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

          99.2(14)  Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

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

          (14)      Filed herewith.

B.    Reports on Form 8-K.

      No reports on Form 8-K were filed during the first quarter of 2003.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED STATES EXPLORATION, INC.


Date: May 15, 2003                By:  /s/ Bruce D. Benson
                                     -------------------------------------------
                                        Bruce D. Benson, President,
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date: May 15, 2003                By:  /s/ F. Michael Murphy
                                     -------------------------------------------
                                        F. Michael Murphy, Vice President,
                                        Secretary and Chief Financial Officer
                                        (Principal Financial Officer)

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003.

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003.

                                            /s/ F. Michael Murphy
                                         ---------------------------------------
                                         F. Michael Murphy, Vice President
                                         and Chief Financial Officer

                                 EXHIBIT INDEX

No.         Description
---         -----------
10.19       Amended Directors' Fee Stock Plan.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.