Form 10QSB
period 2003-06-30
UNITED STATES EXPLORATION INC
filed 2003-08-14
CIK 847074

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2003
                               ----------------------------

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 1-13513

                         UNITED STATES EXPLORATION, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                      Colorado                                 84-1120323
     -----------------------------------------            -------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

                1560 Broadway, Suite 1900, Denver, Colorado 80202
  ----------------------------------------------------------------------------
                    (Address or Principal Executive Offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 1, 2003 - 18,739,939.

     Transitional Small Business Disclosure Format (check one):

Yes            No  X
    ----          ----

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

                         UNITED STATES EXPLORATION, INC.


                                      Index

                                                                                           Page
                                                                                           ----
Part I - FINANCIAL INFORMATION

         Item 1     Financial Statements................................................     4
         Item 2     Management's Discussion and Analysis or Plan of Operation...........    12
         Item 3     Controls and Procedures.............................................    19

Part II - OTHER INFORMATION.............................................................    20

SIGNATURES..............................................................................    22

                         UNITED STATES EXPLORATION, INC.
                                  BALANCE SHEET
                                     ASSETS

                                                     JUNE 30         DECEMBER 31,
                                                      2003               2002
                                                  -----------        ------------
                                                   (Unaudited)
CURRENT ASSETS
  Cash & cash equivalents                         $   450,373         $   475,607
  Accounts receivable                               3,515,602           2,498,424
  Due from related parties                             34,720               6,489
  Inventory                                            14,378              13,891
  Prepaid expenses & deposits                         109,846              69,862
  Deferred tax asset-current                        1,749,157           1,682,725
                                                  -----------         -----------

      Total current assets                          5,874,076           4,746,998

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment               31,203,624          29,881,707
  Other equipment and leasehold improvements          116,054             136,946
                                                  -----------         -----------

                                                   31,319,678          30,018,653


OTHER ASSETS
  Loan costs, less accumulated
   amortization of $51,125 at June 30, 2003
   and  $40,405 at December 31, 2002                   12,472              23,192
  Deferred tax asset                                       --           1,376,775
                                                  -----------         -----------

                                                       12,472           1,399,967
                                                  -----------         -----------


    Total assets                                  $37,206,226         $36,165,618
                                                  ===========         ===========

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      JUNE 30             DECEMBER 31,
                                                        2003                  2002
                                                    ------------          ------------
                                                     (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                  $    778,012          $  2,260,498
  Revenues payable                                     1,424,860             1,055,918
  Taxes payable                                        1,338,087             1,311,864
  Accrued liabilities                                    112,919               198,814
  Due related parties                                     12,413                31,501
  Accrued interest                                           137                   791
                                                    ------------          ------------

   Total current liabilities                           3,666,428             4,859,386

NON CURRENT LIABILITIES
  Asset retirement obligations                           786,342                    --
  Note payable-Bank                                    2,906,900             3,632,700
                                                    ------------          ------------

  Total non-current liabilities                        3,693,242             3,632,700
                                                    ------------          ------------

Total Liabilities                                      7,359,670             8,492,086

STOCKHOLDERS' EQUITY
  Common stock-$.0001 par value
    Authorized-500,000,000 shares issued and
    outstanding-18,879,529 shares at
    June 30, 2003 (including 139,590 shares in
    treasury) and 18,855,906 shares at
    December 31, 2002 (including 139,590
    shares in treasury)                                    1,887                 1,885
  Capital in excess of par                            36,768,208            36,726,710
  Accumulated deficit                                 (6,702,987)           (8,834,511)
                                                    ------------          ------------

                                                      30,067,108            27,894,084
Less 139,590 shares held in treasury, at cost           (220,552)             (220,552)
                                                    ------------          ------------
    Total stockholders' equity                        29,846,556            27,673,532
                                                    ------------          ------------

Total liabilities & stockholders' equity            $ 37,206,226          $ 36,165,618
                                                    ============          ============

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             SIX MONTHS ENDED   SIX MONTHS ENDED
                                                              June 30, 2003       June 30, 2002
                                                             ----------------   ----------------
CASH FLOWS FROM OPERATIONS
         Net Income                                            $ 2,131,524          $ 1,341,898

         Adjustments to reconcile net earnings to
         net cash provided by operating activities:
           Cumulative effect of recognition of asset
             retirement obligations                                125,515                   --
           Accretion of asset retirement obligation                 26,592                   --
           Depreciation, depletion and amortization              2,076,931            1,489,249
           Stock issued as compensation                             41,500               43,000
           Deferred income tax expense                           1,387,272                   --
           Increase in accounts receivable (net)                (1,017,178)            (607,567)
           Decrease (increase) in due from related parties         (28,231)               2,691
           Increase in inventory                                      (487)                  --
           Decrease (increase) in prepaid expenses &
             deposits                                              (39,984)             343,451
           Decrease in accounts payable and
             accrued expenses                                   (1,173,870)            (461,913)
           Decrease in due to related parties                      (19,088)              (1,605)
                                                               -----------          -----------

         Net cash provided by operating activities               3,510,496            2,149,204

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                 (2,809,930)          (5,895,638)
           Proceeds from sale of properties and equipment               --              500,000
                                                               -----------          -----------

         Net cash used in investing activities                  (2,809,930)          (5,395,638)

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of Notes Payable                           (8,965,100)                  --
           Proceeds from Debt                                    8,239,300                   --
                                                               -----------          -----------

         Net Cash used in Financing Activities                    (725,800)                  --

Net decrease in cash and cash equivalents                          (25,234)          (3,246,434)

Cash and cash equivalents-beginning of period                      475,607            3,742,701
                                                               -----------          -----------

Cash and cash equivalents-end of period                        $   450,373          $   496,267
                                                               ===========          ===========


See accompanying notes.

                        UNITED STATES EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      THREE MONTHS      THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                         ENDED              ENDED             ENDED               ENDED
                                                     JUNE 30, 2003      JUNE 30, 2002      JUNE 30, 2003      JUNE 30, 2002
                                                     -------------      -------------      -------------      -------------
REVENUES
   Sale of oil and gas                                $  4,419,617       $  3,065,850       $  8,702,325       $  5,027,069
   Contracting and operating fees                            9,615             35,088             20,050             48,884
                                                      ------------       ------------       ------------       ------------
                                                         4,429,232          3,100,938          8,722,375          5,075,953

COSTS & EXPENSES
   Accretion-retirement obligations                         13,296                 --             26,592                 --
   Production costs-oil and gas                            976,377            686,858          1,844,366          1,303,041
   Depletion, depreciation, and amortization             1,041,235            746,035          2,076,931          1,489,249
   General and administrative expenses                     578,818            467,056          1,060,508            959,268
                                                      ------------       ------------       ------------       ------------
                                                         2,609,726          1,899,949          5,008,397          3,751,558

   Earnings from operations                              1,819,506          1,200,989          3,713,978          1,324,395

OTHER INCOME (EXPENSE)
   Interest income                                              --             16,461                 --             28,786
   Interest expense                                        (38,751)            (3,125)           (69,667)            (6,319)
   Other                                                        --                 12                 --             (4,964)
                                                      ------------       ------------       ------------       ------------
                                                           (38,751)            13,348            (69,667)            17,503
                                                      ------------       ------------       ------------       ------------
Income before taxes                                      1,780,755          1,214,337          3,644,311          1,341,898
   Deferred Income taxes                                  (679,121)                --         (1,387,272)                --
                                                      ------------       ------------       ------------       ------------
Income before cumulative effect of change
  in accounting principle                                1,101,634          1,214,337          2,257,039          1,341,898


   Cumulative effect of change in accounting
       principle                                                --                 --           (125,515)                --
                                                      ------------       ------------       ------------       ------------
Net income                                            $  1,101,634       $  1,214,337       $  2,131,524       $  1,341,898
                                                      ============       ============       ============       ============


Basic & diluted earnings per common share:

Income before cumulative effect of change in
  accounting principle                                       $0.06              $0.06              $0.12              $0.07
                                                      ============       ============       ============       ============
Cumulative effect of change in accounting principle          $0.00              $0.00              $0.01              $0.00
                                                      ============       ============       ============       ============
Net Income                                                   $0.06              $0.06              $0.11              $0.07
                                                      ============       ============       ============       ============
Weighted average common shares outstanding              18,739,939         18,855,906         18,739,939         18,855,906
                                                      ============       ============       ============       ============

See accompanying notes

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

NOTE 2 - FINANCIAL STATEMENTS

The foregoing financial information as of June 30, 2003 and for the three months and six months ended June 30, 2003, is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals except for the cumulative adjustment related to accounting for asset retirement obligations as described in Note 7. The results of operations for the three months ended June 30, 2003 and the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year.

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock options were exercised. Diluted earnings per share includes 117,036 shares in the second quarter of 2003, 65,923 shares in the second quarter of 2002, 84,002 shares in the first six months of 2003 and 54,089 shares in the first six months of 2002 presumed to be issued under the treasury stock method for outstanding stock options. The impact of dilution on earnings per share was less than one penny for the second quarter of 2003, the second quarter of 2002, the first six months of 2003 and the first six months of 2002.

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

                 2003 (remainder of year)             $  116,466
                 2004                                    232,932
                 2005                                    232,932
                 2006                                    232,932
                 2007                                    232,932
                 Thereafter                               58,233
                                                      ----------
                                                      $1,106,427
                                                      ==========

On June 16, 2003, the Company subleased approximately 8,400 square feet and will receive payments of $7,700 per month or $442,750 over the term of the sublease. The term of the sublease coincides with the remainder of the term of the Company's lease.

The Company has committed to drill 20 wells by November 30, 2003 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company, now Anadarko Petroleum Corporation ("UPR"). At June 30, 2003, 16 of these commitment wells have been commenced or drilled pursuant to the Exploration Agreement. Liquidated damages of $125,000 per commitment well not drilled or commenced by November 30, 2003 would be due UPR. Management believes that the remainder of the commitment under the Exploration Agreement during the current period will be satisfied.

NOTE 5 - CREDIT AGREEMENT

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The credit agreement was amended May 1, 2002 and was further amended in June 2003 to extend the maturity date to May 1, 2005. The revolving credit agreement as amended is available through May 1, 2005 in the amount of $15 million based upon a borrowing base redetermination in April, 2003, which may be decreased based on subsequent borrowing base determinations by the lender at each October 1 and April 1. The loan bears interest (3.25% at June 30, 2003) at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan as follows:

                                                                APPLICABLE
                  OUTSTANDING BALANCE                         INTEREST RATE
                  -------------------                         -------------
                          $0- $7,500,000                     Prime, less 0.75%
                  $7,500,000-$11,250,000                     Prime, less 0.50%
                 $11,250,000-$13,500,000                     Prime, Less 0.25%
                 $13,500,000-$15,000,000                     Prime

The loan is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8 million, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1 and (iii) maintain an earnings before interest, taxes depreciation and amortization ("EBITDA") to consolidated interest ratio (as defined) of 2.5 to 1. Failure to meet any of these covenants at the end of any calendar quarter would cause, among other things, a loss of the Company's ability to borrow under its credit facility. In addition, the facility prohibits the payment of dividends. The Company was in compliance with its debt covenants at June 30, 2003.

NOTE 6 - INCOME TAXES

During the first six months of 2003, the Company estimates it has utilized $1,387,272 of the tax benefit of its net operating loss carryforward. The Company estimates it will utilize the remainder of the tax benefit of its net operating loss carryforward in the 12-month period ending June 30, 2004.

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

The cumulative effect of the change on prior years resulted in a charge to income of $125,515 (net of income taxes of $76,929) ($0.01 per share), which was included in income for the quarter ended March 31, 2003. The effect of the change on the quarter ended March 31, 2003 was to decrease income before the cumulative effect of the accounting change by $13,296. The pro forma effects of the application of Statement No. 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

                                         First quarter               First Six  Months
                                    -----------------------      --------------------------
                                      2002          2003            2002           2003
                                    -------      ----------      ----------      ----------
Pro Forma:

Net income                          $20,435      $1,113,338      $1,222,346      $2,257,039

Net income per common share           $0.00           $0.06           $0.06           $0.12

The long term liability for asset retirement obligations is related to the Company's obligations to participate in the plugging and abandonment of its oil and gas wells at the end of their economic lives. The Company's oil and gas wells have long economic lives and the Company estimates that the average remaining life of its wells at January 1, 2003 is approximately 20 years. The Company believes that the estimated salvage value from the wells after 20 years will still approximate the plugging and abandonment costs at that time, therefore the increase in the carrying value of its oil and gas properties associated with the recognition of the present value of its asset retirement obligations is not and has not been expensed through its depletion, depreciation and amortization calculations.

     The following table describes all changes to the Company's retirement obligation liability:

                                                                   2003
                                                                 --------
     Asset retirement obligation at beginning of 2003            $     --

     Liability recognized in transition                           759,750

     Accretion expense                                             26,592
                                                                 --------

     Asset retirement obligation at June 30, 2003                $786,342
                                                                 ========

The pro forma asset retirement obligation liability balances as if Statement No. 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

                                                        June 30
                                                  -------------------
                                                    2002       2003
                                                  --------   --------
     Pro forma amounts of liability for asset
     retirement obligation at beginning of year   $710,048   $759,750

     Pro forma amounts of liability for asset
     retirement obligation at June 30              734,899    786,342

    NOTE 8 - EXCHANGE AGREEMENT

On July 15, 2003, the Company finalized an Exchange Agreement with another oil and gas company with a valuation date of January 1, 2003 wherein the Company transferred its interests in 129 gross wells (21 of which had 2002 costs which will be partially reimbursed and/or had costs in 2003 which will not be paid) for interests in 70 gross wells owned by the other oil and gas company. The Company also exchanged its interests in 45 tracts of 320 gross acres each for interests in 38 tracts of 320 gross acres each. There was no cash involved in the transaction except for (1) customary closing adjustments, (2) reimbursement by the other company of $282,410 of capital costs incurred during 2002 by the Company on certain wells and (3) payment by the Company to the other company of $247,091 for wellhead gas imbalances at December

31, 2002. In the preliminary settlement on July 15, 2003, the Company received funds of $245,382 but the final settlement numbers will be updated through July 31, 2003 on October 15, 2003 at which time the Company may owe the other oil and gas company an amount not yet determined. The company will account for the exchanged properties effective August 1, 2003 based upon the recorded amounts transferred. Pursuant to the accounting rules for mineral property conveyances, no gain or loss will be recognized on the exchange transaction. For income tax purposes, the exchange will be governed by the like kind provisions of IRC
Section 1031.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

Introduction

         Oil and gas prices were substantially higher in the second quarter of 2003 than we experienced throughout 2002. During 2002, we drilled 29 wells in a new area and, by the end of the second quarter of 2003, gas production from most of these wells was being sold. We own 100% of the working interest in these wells. Our capital expenditures during the second quarter of 2003 were mostly related to completion of the wells which were drilled in the new area. We intend to use borrowings under our $15,000,000 credit facility, to the extent needed and to the extent not limited by the financial covenants contained in our credit agreement, to actively develop our oil and gas properties and participate in other activities that, in the judgment of the Company and its Board of Directors, will increase shareholder value.

         The Company's operating results continue to be adversely affected by the fact that prices for natural gas in the Rocky Mountain region are lower than in most other areas of the country. The negative price differential in the Rocky Mountain Region increased significantly in 2002. Lower prices in the Rocky Mountains result from a number of factors, including an oversupply of gas in relation to local demand and the historical absence of transmission facilities to deliver the excess gas to undersupplied markets in other areas. One transmission line serving markets to the west of the Rocky Mountains has recently expanded its capacity significantly and a new major transmission line that would serve markets to the east of the Rocky Mountains is reported to be in the planning stages. These new lines should allow more gas from the Rocky Mountain area to move to other markets thus reducing the price differential. Although early indications are that the availability of the line serving markets to the west has favorably impacted the price differential, there can be no assurance that the second project will be completed or that the price differential will be reduced as a result of any new transmission capacity.

         In December, 2000, we retained McDonald Investments, Inc., a Key Corp. company, to provide advisory services in connection with the Board of Directors' analysis of strategies to maximize shareholder value. Our board of directors is continuing to explore the alternatives that may be available to translate our improved financial condition and operating results into additional value for our shareholders. On June 10, 2003, we issued a press release announcing our instructions to McDonald Investments, Inc. to determine whether a transaction that will provide increased value and liquidity to our shareholders is possible given the improved conditions in the oil and gas industry. That effort continues as of the date of this report.


LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facilities

     We have a revolving credit facility with Bank of Oklahoma, N.A. that is available through May 1, 2005. Based upon a borrowing base redetermination in April 2003, the amount available under the line is $15 million, which may be decreased based on subsequent borrowing base determinations by the lender twice yearly at each October 1 and April 1. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of our oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require us to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1. Failure to meet these covenants at the end of any quarterly reporting period would, among other ramifications, prevent further borrowings under the credit facility. We were in compliance with the debt covenants at June 30, 2003. At August 1, 2003, borrowings outstanding under the line were approximately $1,490,000.

Property Exchange

     As described in Note 8 to the Financial Statements, we exchanged well and acreage interests with another oil and gas company on July 15, 2003 with a valuation date of January 1, 2003. Accounting for the exchanged properties will be effective August 1, 2003. For income tax purposes, the exchange will be governed by the like kind provisions of IRC Section 1031. We estimate that revenues net of production costs from the interests acquired will approximate revenues net of production costs from the interests given up. The goal of the exchange was to allow each company additional flexibility in its development plans.

Capital Expenditures

     Our capital expenditures for the second quarter of 2003 were $1,207,852 and were $2,809,930 for the first six months of 2003. This number is before the $282,410 adjustment described below. These capital expenditures consist primarily of costs incurred in the continuing development of our oil and gas properties.

     Pursuant to the terms of the Exchange Agreement, we will be reimbursed $282,410 for 2002 capital costs incurred for wells transferred to the other party and will not pay approximately $829,204 of 2003 capital costs which were accrued but not paid at March 31, 2003 relative to wells which were transferred to the other party.

     Under our Exploration Agreement with UPR described in Note 5 of the Financial Statements, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2003. If the wells are not commenced by the deadline, the Exploration Agreement is terminated and we will be obligated to pay UPR liquidated damages of $125,000 for each well not commenced. As of August 1, 2003, 16 commitment wells have been or are in the process of being drilled. Management believes that the remainder of the commitment under the Exploration Agreement during the current period will be satisfied.

Cash Balances and Cash Flow

     As of August 1, 2003 we had minimal cash and cash equivalents because our available cash is used to offset borrowings under our Bank of Oklahoma credit facility. Current production levels are expected to produce a positive cash flow before capital spending in 2003, based on current prices. However, there can be no assurance that prices will remain at current levels and that cash flow will be positive.

Cash flow from operations was $3,510,496 for the first six months of 2003 compared to $2,149,205 for the first six months of 2002. This increase was driven by the increase in net income, the utilization of our NOL and an increase in our depreciation, depletion and amortization expense partially offset by increases in working capital as a result of our expanded operations.

Property Claimed

     During the third quarter of 2002, we were successful in litigation establishing the right of UPR to receive by reversion, at the expiration of a license limited by time, an interest in a producing oil property in northeast Colorado. The value of the interest is dependent upon oil prices. This property is not reflected in our reserve estimates at December 31, 2002 and we do not expect that it will have a significant impact on our reserves, financial position or results of operations.

Results of Operations

Quarter Ended June 30, 2003

     We realized net income of $1,101,634 or $0.06 per share for the second quarter of 2003 compared to $1,214,337 or $0.06 per share for the second quarter of 2002. Higher oil and gas prices in 2003 and increased production levels resulting from the wells drilled in 2002 were offset by increased production costs, increased depletion, depreciation and amortization expense and by the provision for deferred income taxes in the second quarter of 2003.

     Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended June 30, 2003 and June 30, 2002 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices


                                                        Three months ended June 30
                                              -------------------------------------------
                                                    2003                        2002
                                              --------------              ---------------

         Production
          Oil - mbbl                                43.24                     34.09
          Natural Gas - mmcf                       806.94                    678.89
          Total - mmcfe                           1066.38                    883.43

         Weighted Average Prices
          Oil - $/bbl                               29.28                     26.05
          Natural Gas - $/mcf                        3.90                      2.80

     Production costs of oil and gas increased $285,519 from $686,858 for the second quarter of 2002 to $976,377 for the second quarter of 2003. Value based production taxes which are included in production costs increased $156,208 from $128,603 in the second quarter of 2002 to $284,811 in the second quarter of 2003. Production costs also increased because we now have more wells. We participated in the drilling of 56 gross new wells during 2002.

     Depletion, depreciation and amortization expense increased from $746,035 for the second quarter of 2002 to $1,041,235 for the second quarter of 2003 because of increased production and because of the increased rate per equivalent barrel established from evaluations prepared by independent petroleum engineers as of December 31, 2002. The rate per equivalent barrel used in the expense calculation was $5.21 for the second quarter of 2002 and $5.85 for the second quarter of 2003.

     General and administrative expenses increased $111,762, from $467,056 for the second quarter of 2002 to $578,818 for the second quarter of 2003. There were $82,724 of expenses in the second quarter of 2003 directly related to the Board of Directors' analysis of strategies to maximize shareholder value.

     Interest expense of $38,751 for the second quarter of 2003 reflects borrowings under our credit facility. There were no borrowings during the second quarter of 2002 and the $3,125 of interest expense in that quarter resulted from commitment fees. Excess cash in the second quarter of 2002 produced $16,641 of interest income.

Income Taxes

     During the fourth quarter of 2002 we recognized an income tax benefit of $3,059,500 resulting from the reversal of a valuation allowance previously recorded for our net operating loss carryforwards and other deferred tax assets. We continue to believe that it is more likely than not that we will generate sufficient taxable income to fully utilize these deferred tax assets. In the second quarter of 2003, we estimate we utilized $679,121 of the tax benefits of these net operating loss carryforwards and we estimate that we will use the remaining tax benefits of the net operating loss carryforwards in the twelve month period ending June 30, 2004. The effective federal and state tax rate for 2002 was 38% and we estimate the effective tax rate for 2003 to be 38%.

     We will continue to reassess the need for a valuation allowance on our deferred tax assets on a quarterly basis. Uncertainties that could negatively affect our future earnings, and thus our ability to utilize the net operating loss carryforwards, include: (a) oil and gas prices, (b) oil and gas production volumes, (c) the success of our drilling programs, (d) the availability of transportation facilities and markets for our oil and gas production, (e) the continued availability of financing for our development program and (f) the effects of government regulations on our business.

Six Months Ended June 30, 2003

     We realized net income of $2,131,524 or $0.11 per share for the first six months of 2003. The first six months of 2003 included a charge of $125,515 or $0.01 per share relating to the change in accounting principle for asset retirement obligations as described in detail in Note 7 to the financial statements. Net income for the first six months of 2002 was $1,341,898 or $0.07 per share. Higher gas prices and increased production levels during the first six months of 2003, less increased production costs, increased depletion, depreciation and amortization expense and the charge for deferred income taxes, are the significant reasons for the higher net income in the first six months of 2003.

     Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the six months ended June 30, 2003 and June 30, 2002 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices




                                                        Six months ended June 30
                                              -------------------------------------------
                                                    2003                        2002
                                              --------------              ---------------

         Production
          Oil - mbbl                                 75.39                       67.94
          Natural Gas - mmcf                       1664.90                     1228.09
          Total - mmcfe                            2117.24                     1635.73

         Weighted Average Prices
          Oil - $/bbl                                30.82                       23.45
          Natural Gas - $/mcf                         3.83                        2.57

     Production costs of oil and gas increased from $1,303,041 for the first six months of 2002 to $1,844,366 for the first six months of 2003. The increase is attributable to a $244,122 increase in value based oil and gas production taxes and to operating costs related to the increased number of wells in which the Company owns interests.

     Depletion, depreciation and amortization expense increased from $1,489,249 for the first six months of 2002 to $2,076,931 for the first six months of 2003 because of increased production levels and because of the increased rate per equivalent barrel established from evaluations prepared by independent petroleum engineers as of December 31, 2002. The rate per equivalent barrel used in the expense calculation was $5.21 for the first six months of 2002 and $5.85 for the first six months of 2003.

     Income taxes are described in detail in the Results of Operations - Quarter Ended June 30, 2003. Deferred income tax expense for the first six months of 2003 was $1,387,272.

     General and administrative expenses for the first six months of 2002 were $959,628. General and administrative costs for the first six months of 2003 were $1,060,508 and include $82,724 of expenses directly related to the Board of Directors' analysis of strategies to maximize shareholder value.

     Interest expense for the first six months of 2002 was $6,319, consisting of commitment fees to Bank of Oklahoma, N.A. for unused availability under our credit agreement. Interest expense for the first six months of 2003 was $69,667 and all was to Bank of Oklahoma, N.A. Interest income of $28,786 for the first six months of 2002 is from excess cash invested in a money market fund and from notes securing a drilling prepayment.

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

     Additional Financing. We increased the maximum amount of our credit facility to $15,000,000 during 2002. However, the actual amount available under the facility is based on a borrowing base that is redetermined by the lender each October 1 and April 1. Based on the borrowing base determination as of April 1, 2003, the full $15,000,000 is available under the credit facility as long as all of the financial covenants contained in the credit agreement are met at the end of each calendar quarter. Failure to meet the financial covenants at the end of any quarter would, among other ramifications, prevent further borrowings under the credit facility. Although management believes that, based on current oil and gas prices, our proved reserves can support a borrowing base of $15,000,000, there can be no assurance that future declines in oil and gas prices or other factors will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

     Changes in Internal Control. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K.

          A. Exhibits:

              Exhibit No.

              10.21    Sublease with Aspect Energy LLC effective June 16, 2003.

              10.22 Extension of maturity date under Credit Agreement with Bank of Oklahoma, N.A. - Letter Agreement on
                       June 18, 2003.

              31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

              31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

              32.1     Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2     Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

     B. Reports on Form 8-K.

     The following reports on Form 8-K were filed during the second quarter of 2003.

     Form 8-K filed April 15, 2003 with a press release announcing earnings for 2002.

     Form 8-K filed May 15, 2003 with a press release announcing earnings for the first quarter of 2003.

     Form 8-K filed June 10, 2003 with a press release announcing instructions to the Company's investment bankers.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED STATES EXPLORATION, INC.


Date: August 14, 2003           By:  /s/ Bruce D. Benson
                                     -------------------------------------------
                                     Bruce D. Benson, President,
                                     Chief Executive Officer and
                                     Chairman of the Board
                                     (Principal Executive Officer)

Date: August 14, 2003           By:  /s/ F. Michael Murphy
                                     -------------------------------------------
                                     F. Michael Murphy, Vice President,
                                     Secretary and Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
  10.21               Sublease with Aspect Energy LLC effective June 16, 2003.

  10.22 Extension of maturity date under Credit Agreement with Bank of Oklahoma, N.A. - Letter Agreement on
                      June 18, 2003.

  31.1                Certification of the Chief Executive Officer pursuant to
                      Rule 13a-14(a)/15d-14(a) under the Exchange Act

  31.2                Certification of the Chief Financial Officer pursuant to
                      Rule 13a-14(a)/15d-14(a) under the Exchange Act

  32.1                Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2                Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.