Form 10QSB
period 2003-09-30
UNITED STATES EXPLORATION INC
filed 2003-11-14
CIK 847074

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 2003
                               ---------------------------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                to
                               --------------    --------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 1, 2003 - 18,739,939.

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

                         UNITED STATES EXPLORATION, INC.


                                      Index

                                                                                                               Page
                                                                                                               ----

Part I - FINANCIAL INFORMATION

         Item 1     Financial Statements................................................................          4
         Item 2     Management's Discussion and Analysis or Plan of Operation...........................         13
         Item 3     Controls and Procedures.............................................................         21

Part II - OTHER INFORMATION.............................................................................         22

SIGNATURES..............................................................................................         24

                         UNITED STATES EXPLORATION, INC.
                                  BALANCE SHEET
                                     ASSETS

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2003             2002
                                                            ------------     ------------
                                                            (UNAUDITED)

CURRENT ASSETS
  Cash & cash equivalents                                   $    627,400     $    475,607
  Accounts receivable                                          3,096,290        2,498,424
  Due from related parties                                        30,402            6,489
  Inventory                                                       14,377           13,891
  Prepaid expenses & deposits                                    140,760           69,862
  Deferred tax asset-current                                   1,588,262        1,682,725
                                                            ------------     ------------

      Total current assets                                     5,497,491        4,746,998

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas property and equipment                          31,336,521       29,881,707
  Other equipment and leasehold improvements                      98,631          136,946
                                                            ------------     ------------

                                                              31,435,152       30,018,653

OTHER ASSETS
  Loan costs, less accumulated
   amortization of $56,486 at September 30, 2003
   and  $40,405 at December 31, 2002                               7,112           23,192
  Deferred tax asset                                             530,836        1,376,775
                                                            ------------     ------------

                                                                 537,948        1,399,967
                                                            ------------     ------------

    Total assets                                            $ 37,470,591     $ 36,165,618
                                                            ============     ============

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           2003              2002
                                                       ------------      ------------
                                                       (UNAUDITED)

CURRENT LIABILITIES
  Accounts payable                                     $  1,290,881      $  2,260,498
  Revenues payable                                        1,299,136         1,055,918
  Taxes payable                                           1,689,675         1,311,864
  Accrued liabilities                                       177,821           198,814
  Due related parties                                        11,875            31,501
  Accrued interest                                               --               791
                                                       ------------      ------------

   Total current liabilities                              4,469,388         4,859,386

NON CURRENT LIABILITIES
  Oil & gas price swaps obligation                        2,973,568                --
  Asset retirement obligations                              799,638                --
  Note payable-Bank                                              --         3,632,700
                                                       ------------      ------------

  Total non-current liabilities                           3,773,206         3,632,700
                                                       ------------      ------------

Total Liabilities                                         8,242,594         8,492,086

STOCKHOLDERS' EQUITY
  Common stock-$.0001 par value
    Authorized-500,000,000 shares issued and
    outstanding-18,879,529 shares at
    September 30, 2003 (including 139,590
    shares in treasury) and 18,855,906
    shares at December 31, 2002
    (including 139,590 shares in treasury)                    1,887             1,885
  Capital in excess of par                               36,768,208        36,726,710
  Accumulated deficit                                    (5,477,934)       (8,834,511)
  Accumulated other comprehensive income
    (loss)                                               (1,843,612)               --
                                                       ------------      ------------

                                                         29,448,549        27,894,084
Less 139,590 shares held in treasury, at cost              (220,552)         (220,552)
                                                       ------------      ------------
    Total stockholders' equity                           29,227,997        27,673,532
                                                       ------------      ------------

Total liabilities & stockholders' equity               $ 37,470,591      $ 36,165,618
                                                       ============      ============

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                                           ENDED              ENDED              ENDED              ENDED
                                                    SEPTEMBER 30, 2003 SEPTEMBER 30, 2002 SEPTEMBER 30, 2003 SEPTEMBER 30, 2002
                                                    ------------------ ------------------ ------------------ ------------------
REVENUES
   Sale of oil and gas                               $      4,596,742   $      2,171,609   $     13,299,067   $      7,198,678
   Contracting and operating fees                              11,481             31,004             31,531             79,888
                                                     ----------------   ----------------   ----------------   ----------------

                                                            4,608,223          2,202,613         13,330,598          7,278,566
COSTS & EXPENSES
   Accretion-retirement obligations                            13,296                 --             39,888                 --
   Production costs-oil and gas                             1,013,134            631,670          2,857,500          1,934,711
   Depletion, depreciation, and amortization                  960,866            706,760          3,037,797          2,196,009
   General and administrative expenses                        589,531            494,375          1,650,039          1,453,643
                                                     ----------------   ----------------   ----------------   ----------------

                                                            2,576,827          1,832,805          7,585,224          5,584,363

   Earnings from operations                                 2,031,396            369,808          5,745,374          1,694,203

OTHER INCOME (EXPENSE)
   Interest income                                                 --              1,640                 --             30,426
   Interest expense                                           (11,328)            (9,842)           (80,995)           (16,161)
   Other                                                           --                 --                 --             (4,964)
                                                     ----------------   ----------------   ----------------   ----------------

                                                              (11,328)            (8,202)           (80,995)             9,301
                                                     ----------------   ----------------   ----------------   ----------------

Income before taxes                                         2,020,068            361,606          5,664,379          1,703,504
   Deferred Income taxes                                      795,015                 --          2,182,287                 --
                                                     ----------------   ----------------   ----------------   ----------------
Income before cumulative effect of change
  in accounting principle                                   1,225,053            361,606          3,482,092          1,703,504

   Cumulative effect of change in accounting
       principle                                                   --                 --           (125,515)                --
                                                     ----------------   ----------------   ----------------   ----------------

Net income                                           $      1,225,053   $        361,606   $      3,356,577   $      1,703,504
                                                     ================   ================   ================   ================

Basic earnings per common share:

Income before cumulative effect of change in
  accounting principle                               $           0.07   $           0.02   $           0.19   $           0.09
                                                     ================   ================   ================   ================
Cumulative effect of change in accounting principle  $           0.00   $           0.00   $           0.01   $           0.00
                                                     ================   ================   ================   ================
Net Income                                           $           0.07   $           0.02   $           0.18   $           0.09
                                                     ================   ================   ================   ================
Weighted average common shares outstanding                 18,739,939         18,885,906         18,739,939         18,855,906
                                                     ================   ================   ================   ================

Diluted earnings per common share:

Income before cumulative effect of change in
  accounting principle                               $           0.06   $           0.02   $           0.19   $           0.09
                                                     ================   ================   ================   ================
Cumulative effect of change in accounting principle  $           0.00   $           0.00   $           0.01   $           0.00
                                                     ================   ================   ================   ================
Net Income                                           $           0.06   $           0.02   $           0.18   $           0.09
                                                     ================   ================   ================   ================
Weighted average common shares outstanding                 18,891,167         18,885,906         18,846,350         18,891,965
                                                     ================   ================   ================   ================

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2003     SEPTEMBER 30, 2002
                                                               ------------------     ------------------
CASH FLOWS FROM OPERATIONS
         Net Income                                            $        3,356,577     $        1,703,504

         Adjustments to reconcile net earnings to
         net cash provided by operating activities:
           Cumulative effect of recognition of asset
             retirement obligations                                       125,515                     --
           Accretion of asset retirement obligation                        39,888                     --
           Depreciation, depletion and amortization                     3,037,797              2,196,009
           Stock issued as compensation                                    41,500                 43,000
           Deferred income tax expense                                  2,147,287                     --
           Decrease (increase) in accounts receivable (net)              (597,866)               184,496
           Decrease (increase) in due from related parties                (23,913)                 2,252
           Increase in inventory                                             (486)                    --
           Decrease (increase) in prepaid expenses &
             deposits                                                     (70,898)               337,302
           Decrease in accounts payable and
             accrued expenses                                            (370,372)              (559,533)
           Decrease in due to related parties                             (19,626)               (16,075)
           Provision for doubtful accounts                                      0                 47,263
                                                               ------------------     ------------------

         Net cash provided by operating activities                      7,665,403              3,938,218

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                        (3,954,410)            (9,702,648)
           Proceeds from sale of properties and equip                      73,500                500,000
                                                               ------------------     ------------------

         Net cash used in investing activities                         (3,880,910)            (9,202,648)

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of Notes Payable                                 (14,080,500)            (1,935,800)
           Proceeds from Debt                                          10,447,800              3,929,600
                                                               ------------------     ------------------

         Net Cash provided (used) in Financing Activities              (3,632,700)             1,993,800

Net increase (decrease) in cash and cash equivalents                      151,793             (3,270,630)

Cash and cash equivalents-beginning of period                             475,607              3,742,701
                                                               ------------------     ------------------

Cash and cash equivalents-end of period                        $          627,400     $          472,071
                                                               ==================     ==================

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

The Company has entered into a Merger Agreement with U.S. Exploration Holdings, Inc. ("Holdings") pursuant to which Holdings would acquire all of the issued and outstanding common stock of the Company for $2.82/share. Holdings is an unaffiliated private company formed for the purpose of acquiring the Company. The merger is subject to shareholder approval and certain other conditions set forth in the Merger Agreement.

NOTE 2 - FINANCIAL STATEMENTS

The foregoing financial information as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and September 30, 2002, is unaudited. In the opinion of management, the unaudited financial information includes all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal recurring accruals except for the cumulative adjustment related to accounting for asset retirement obligations as described in Note 7. The results of operations for the periods ended September 30, 2003 and September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

In accordance with applicable rules of the Securities and Exchange Commission, substantially all footnotes relating to the condensed financial statements of the Company have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock options were exercised. Diluted earnings per share includes 151,228 shares in the third quarter of 2003, no shares in the third quarter of 2002, 106,411 shares in the first nine months of 2003 and 36,099 shares in the first nine months of 2002 presumed to be issued under the treasury stock method for outstanding stock options. The impact of dilution on earnings per share was more than one cent for the third quarter of 2003 only.

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

         2003 (remainder of year)              $     58,233
         2004                                       232,932
         2005                                       232,932
         2006                                       232,932
         2007                                       232,932
         Thereafter                                  58,233
                                               ------------
                                               $  1,048,194
                                               ============

On June 16, 2003, the Company subleased approximately 8,400 square feet and will receive payments of $7,700 per month or $442,750 over the term of the sublease. The term of the sublease coincides with the remainder of the term of the Company's lease.

The Company has committed to drill 20 wells by November 30, 2003 under the Exploration Agreement which is a part of the May, 1998 acquisition of Colorado properties from Union Pacific Resources Company, now Anadarko Petroleum Corporation ("UPR"). At September 30, 2003, all 20 of these commitment wells have been commenced or drilled pursuant to the Exploration Agreement. The Company has also committed to drill 20 commitment wells in the 12-month period which ends November 30, 2004, and would be required to pay liquidated damages of $125,000 per well for any of those wells not drilled during that period.

NOTE 5 - CREDIT AGREEMENT

On August 25, 2000, the Company entered into a credit agreement with Bank of Oklahoma, N.A. The credit agreement was amended May 1, 2002 and was further amended in June 2003 to extend the maturity date to May 1, 2005. The revolving credit agreement as amended is available through May 1, 2005 in the amount of $15 million based upon a borrowing base redetermination in April, 2003, which may be decreased based on subsequent borrowing base determinations by the lender at each October 1 and April 1. The October 2003 borrowing base redetermination is pending. The loan bears interest (3.25% at September 30, 2003) at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan as follows:

                                                                        APPLICABLE
                           OUTSTANDING BALANCE                         INTEREST RATE
                           -------------------                         -------------

                                     $0-$7,500,000                     Prime, less 0.75%
                            $7,500,000-$11,250,000                     Prime, less 0.50%
                           $11,250,000-$13,500,000                     Prime, Less 0.25%
                           $13,500,000-$15,000,000                     Prime

The loan is secured by all of the Company's oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require the Company to (i) maintain a tangible net worth of $8 million, (ii) maintain a debt coverage ratio (as defined) of 1.25 to 1 and (iii) maintain an earnings before interest, taxes depreciation and amortization ("EBITDA") to consolidated interest ratio (as defined) of 2.5 to 1. Failure to meet any of these covenants at the end of any calendar quarter would cause, among other things, a loss of the Company's ability to borrow under its credit facility. In addition, the facility prohibits the payment of dividends. The Company was in compliance with its debt covenants at September 30, 2003.

NOTE 6 - INCOME TAXES

During the first nine months of 2003, the Company estimates it has utilized $2,147,287 of the tax benefit of its net operating loss carryforward and has paid $35,000 as an estimate of federal alternative minimum taxes that may be due for the year 2003.

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

The cumulative effect of the change on prior years resulted in a charge to income of $125,515 (net of income taxes of $76,929) ($0.01 per share), which was included in income for the quarter ended March 31, 2003. The effect of the change on the quarter ended September 30, 2003 was to decrease income before the cumulative effect of the accounting change by $13,296. The pro forma effects of the application of Statement No. 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

                                                Third Quarter                   First Nine Months
                                        -----------------------------     -----------------------------
                                            2002             2003             2002             2003
                                        ------------     ------------     ------------     ------------
     Pro Forma:

     Net income                         $    349,180     $  1,225,053     $  1,571,526     $  3,482,092

     Net income per common share        $       0.02     $       0.07     $       0.08     $       0.19

The long term liability for asset retirement obligations is related to the Company's obligations to participate in the plugging and abandonment of its oil and gas wells at the end of their economic lives. The Company's oil and gas wells have long economic lives and the Company estimates that the average remaining life of its wells at January 1, 2003 is approximately 20 years. The Company believes that the estimated salvage value from the wells after 20 years will still approximate the plugging and abandonment costs at that time. Therefore, the increase in the carrying value of its oil and gas properties associated with the recognition of the present value of its asset retirement obligations is not and has not been expensed through its depletion, depreciation and amortization calculations.

         The following table describes all changes to the Company's retirement obligation liability:

                                                                    2003
                                                                 ----------

     Asset retirement obligation at beginning of 2003            $       --

     Liability recognized in transition                             759,750

     Accretion expense                                               39,888
                                                                 ----------

     Asset retirement obligation at September 30, 2003           $  799,638
                                                                 ==========

The pro forma asset retirement obligation liability balances as if Statement No. 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

                                                                  September 30
                                                            -------------------------
                                                               2002           2003
                                                            ----------     ----------

     Pro forma amounts of liability for asset
     retirement obligation at beginning of year             $  710,048     $  759,750

     Pro forma amounts of liability for asset
     retirement obligation at September 30                     747,326        799,638

NOTE 8 - EXCHANGE AGREEMENT

On July 15, 2003, the Company finalized an Exchange Agreement with another oil and gas company with a valuation date of January 1, 2003 wherein the Company exchanged its interests in 45 producing units for interests in 38 producing units owned by the other company. The units transferred by the Company included 129 gross wells and a total of 14,400 gross acres. The units received by the Company included 70 gross wells and a total of 12,160 acres. The transaction was effective for valuation purposes as of January 1, 2003, and each side agreed to make appropriate payments to the other to reflect costs and revenues from the properties exchanged from January 1, 2003 through the closing date. In addition, the other company agreed to reimburse the Company (or to reverse prior billings to the Company) for certain capital costs incurred by the Company in 2002 and 2003 with respect to wells transferred by the Company in the exchange. The parties also agreed to settle all existing gas imbalances that existed as of December 31, 2002. In the preliminary settlement of these items on the closing date (based on the information then available), the Company received a payment of $245,382. On October 15, 2003, the parties submitted proposed final settlement numbers, which are still being reviewed. Based on those numbers, the Company expects that it will pay the other company approximately $325,000 in the final settlement. This estimated liability is included in the September 30, 2003 financial statements.

The Company accounted for the exchanged properties effective August 1, 2003 based upon the recorded amounts transferred. Pursuant to the accounting rules for mineral property conveyances, no gain or loss will be recognized on the exchange transaction. For income tax purposes, the exchange will be governed by the like kind provisions of IRC Section 1031.

NOTE 9 - HEDGE TRANSACTION

On September 22, 2003, the Company entered into "swap" transactions with its principal lender, the Bank of Oklahoma, N.A., to hedge commodity prices with respect to declining volumes of its proved producing oil and gas reserves. The production volumes subject to the hedge initially represent approximately 75% of the Company's proved producing oil and approximately 75% of the Company's proved producing gas, and decline over the term of the hedge based on the projected decline curve for the Company's currently producing wells. Under these hedging transactions, the Company will receive monthly payments from the Bank of Oklahoma equal to the quantity of oil hedged for that month times specified prices ranging from $26.78 to $25.83 per barrel of oil for the period October 1, 2003 through December 31, 2004 and the Company will make monthly payments to the Bank of Oklahoma equal to the hedged quantity of oil for that month times the prevailing market price at such time for NYMEX Light Sweet Crude West Texas Intermediate Futures Contracts. With respect to natural gas, the Company will receive monthly payments from the Bank of Oklahoma equal to the quantity of gas hedged for that month times specified prices ranging from $4.08 per million Btu to $3.815 per million Btu for the period October 1, 2003 through December 31, 2005 and the Company will make monthly payments to the Bank of Oklahoma equal to the hedged quantity of gas for that month times the Colorado Interstate Gas Index price published in the first issue of "Inside F.E.R.C.'s Gas Market Report" for that month. The agreements governing the hedge transactions contain provisions which may result in early termination upon certain defaults by either party and upon bankruptcy of either party. Upon early termination of the agreements governing the hedge transactions, the value of the agreements at such time is required to be paid to the other party. The value of these agreements to the Company or to the hedge counterparty depends upon the market price of the underlying commodities. If the market price of the commodities increases, the Company could have significant liability upon termination of such agreements.

These hedging transactions are purely financial in nature. The Company will continue to sell its oil and gas to third-party purchasers under its historical arrangements or other arrangements negotiated in the future.

The Company considers this hedge transaction as a cash flow hedge. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income (loss) net of deferred taxes. At September 30, 2003, the Company recognized a long term liability of $2,973,568, a deferred tax asset of $1,129,956 and a comprehensive loss (stockholders equity) of $1,843,612. Upon the final maturity of the cash flow hedge, there will be no remaining asset or liability in other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

         Our results of operations in the third quarter and first nine months of 2003 reflect increased production from the development of our oil and gas properties and higher prevailing oil and gas prices. Gas prices in the Rocky Mountain region continue to be lower than in other areas of the country. However, this differential has narrowed somewhat as a result of new transmission capacity that allows Rocky Mountain gas to be transported to other areas of the country that have traditionally been undersupplied, and plans to build additional transmission capacity have been announced.

         In September of 2003, we entered into price swap arrangements to hedge the prices of specified quantities of our oil through 2004 and specified quantities of our gas through 2005. See Note 9 of Notes to Financial Statements for a description of these hedge arrangements. Those arrangements did not take effect until October 1, 2003 and therefore did not affect our results of operations for the third quarter. While these hedge arrangements are in effect, the net effective price for the majority of our oil and gas will be determined by the hedge arrangements rather than by market forces.

PROPOSED MERGER

         The Company has entered into a Merger Agreement with U.S. Exploration Holdings, Inc. ("Holdings") pursuant to which Holdings would acquire all of the issued and outstanding common stock of the Company for $2.82/share. The merger is subject to shareholder approval and certain other conditions set forth in the Merger Agreement. All of the Company's directors and one of its major shareholders, who collectively own approximately 48% of the Company's outstanding common stock, have agreed to vote in favor of the merger. The Company currently expects to complete the merger before the end of 2003. However, the timing of the merger will depend upon a number of factors, including the timing of the Securities and Exchange Commission review of the Company's proxy statement for the shareholders' meeting.

         Holdings is a private company formed for the purpose of acquiring the Company. No officer, director or significant shareholder of the Company owns an interest in Holdings. Holdings has debt and equity financing commitments adequate to fund the consideration payable in the merger. The hedging arrangements mentioned above were entered into to fulfill requirements of Holdings' financing commitments.

         At the merger closing, the Company will owe its investment bankers a fee of approximately $900,000 plus expenses which are currently estimated at $100,000, will pay $443,443 for stock options which are in the money, will close out the Directors' Fee Stock Plan with payments totaling $42,500 and will pay retention bonuses totaling $300,000 to employees other than Bruce D. Benson. These amounts are not included in the September 30, 2003 financials as they are contingent upon completion of the merger.

         The Company continues to drill and complete the wells necessary to fulfill drilling commitments previously made and to consider operations proposed by other operators on properties in which it owns an interest. However, pending completion of the merger, the Company does not expect to commence significant new drilling activities on its own initiative.

         The Company has filed with the Securities and Exchange Commission a preliminary proxy statement in connection with the merger. Upon completion of the Commission's review process, a final proxy statement will be mailed to the Company's shareholders with the notice of the meeting to be called to consider the merger. The Company urges shareholders to read the proxy statement carefully when it becomes available, because it will contain important information about the Company and the proposed transaction. Shareholders may obtain a free copy of the merger proxy statement when it is available, at the Commission's web site at www.sec.gov.

LIQUIDITY AND CAPITAL RESOURCES

Bank Credit Facilities

         We have a revolving credit facility with Bank of Oklahoma, N.A. that is available through May 1, 2005. Based upon a borrowing base redetermination in April 2003, the amount available under the line is $15 million, which may be decreased based on subsequent borrowing base determinations by the lender twice yearly at each October 1 and April 1. The October 1, 2003 borrowing base redetermination is pending. The loan bears interest at rates varying from lender prime to 0.75% below lender prime, depending upon the outstanding principal balance of the loan, and is secured by all of our oil and gas properties. Interest is payable monthly and principal is payable at the end of the credit term. Financial covenants included in the credit agreement require us to (i) maintain a tangible net worth of $8,000,000, (ii) maintain a debt coverage ratio (as defined in the credit agreement) of 1.25 to 1 and (iii) maintain an EBITDA to consolidated interest ratio (as defined in the credit agreement) of 2.5 to 1. Failure to meet these covenants at the end of any quarterly reporting period would, among other ramifications, prevent further borrowings under the credit facility. We were in compliance with the debt covenants at September 30, 2003. At November 1, 2003, there were no borrowings outstanding under the line.

Property Exchange

         As described in Note 8 to the Financial Statements, we exchanged well and acreage interests with another oil and gas company on July 15, 2003 with a valuation date of January 1, 2003. The goal of the exchange was to allow each company additional flexibility in its development plans. Accounting for the exchanged properties was effective August 1, 2003. For income tax purposes, the exchange will be governed by the like kind provisions of IRC Section 1031. We estimate that revenues net of production costs from the interests acquired will approximate revenues net of production costs from the interests given up. Our balance sheet at September 30, 2003, reflects a liability of $325,000 for the estimated amount that we will pay in the final settlement under the exchange agreement.

Capital Expenditures

         Our capital expenditures for the third quarter of 2003 were $1,144,480 and were $3,954,410 for the first nine months of 2003. These capital expenditures consist primarily of costs incurred in the continuing development of our oil and gas properties.

         Under our Exploration Agreement with UPR described in Note 5 of the Financial Statements, we have an obligation to drill or commence the drilling of 20 commitment wells during the 12-month period ending November 30, 2003. As of November 1, 2003, 21 commitment wells have been or are in the process of being drilled of which 1 commitment well can be counted against our 20 well commitment for the period December 1, 2003 to November 30, 2004. We have committed to drill 20 commitment wells in the fifth and final option period which ends November 30, 2004. If we do not drill 20 commitment wells during the fifth option period, we would be required to pay liquidated damages of $125,000 for each well that was not drilled during the period.

Cash Balances and Cash Flow

         As of November 1, 2003 we had cash and cash equivalents of approximately $733,000. Current production levels are expected to produce a positive cash flow before capital spending in 2003, based on current prices and the hedge arrangements described above. However, there can be no assurance that cash flow will be positive.

         Cash flow from operations was $7,665,403 for the first nine months of 2003 compared to $3,938,218 for the first nine months of 2002. This increase was driven by higher prices and increased volumes which generally created the increase in net income, the utilization of our NOL and an increase in our depreciation, depletion and amortization expense partially offset by increases in working capital as a result of our expanded operations.

Property Sales

         In July of 2003, we sold our interest in a producing oil unit for $73,500.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2003

         We realized net income of $1,225,043 or $0.07 per share ($0.06 per fully diluted share) for the third quarter of 2003 compared to $361,606 or $0.02 per share for the third quarter of 2002. Higher oil and gas prices in 2003 and increased production levels resulting from the wells drilled in 2002 were partially offset by increased production costs, increased depletion, depreciation and amortization expense and by the provision for deferred income taxes in the third quarter of 2003.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the three months ended September 30, 2003 and September 30, 2002 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices

                                       Three months ended September 30
                                       -------------------------------
                                            2003             2002
                                        ------------     ------------

     Production
      Oil - mbbl                               44.23            35.21
      Natural Gas - mmcf                      822.64           566.71
      Total - mmcfe                          1088.02           777.97

     Weighted Average Prices
      Oil - $/bbl                              29.65            27.39
      Natural Gas - $/mcf                       4.00             2.13

         Production costs of oil and gas increased $383,464 from $631,670 for the third quarter of 2002 to $1,013,134 for the third quarter of 2003. Value based production taxes which are included in production costs increased $183,659 from $126,129 in the third quarter of 2002 to $309,788 in the third quarter of 2003. Production costs also increased because we now have more wells, some of which have more salt water for handling and disposal.

         Depletion, depreciation and amortization expense increased from $706,760 for the third quarter of 2002 to $960,866 for the third quarter of 2003 because of increased production and because of the increased rate per equivalent barrel established from evaluations prepared by independent petroleum engineers as of December 31, 2002. The rate per equivalent barrel used in the expense calculation was $5.21 for the third quarter of 2002 and $5.85 for the third quarter of 2003.

         General and administrative expenses increased $95,156, from $494,375 for the third quarter of 2002 to $589,531 for the third quarter of 2003. There were $137,859 of expenses in the third quarter of 2003 directly related to the proposed merger.

         Interest expense of $11,328 for the third quarter of 2003 compares to $9,842 for the third quarter of 2002 and reflects borrowings under our credit facility. We had no borrowings at June 30, 2002 but began to borrow again during the third quarter of 2002. During the third quarter of 2003 we again reduced our borrowings to zero.

         Deferred income tax expense for the third quarter was $760,015. See "Income Taxes" below.

Nine Months Ended September 30, 2003

         We realized net income of $3,356,577 or $0.18 per share for the first nine months of 2003, as compared to $1,703,504 or $0.09 per share for the first nine months of 2002. Higher gas prices and increased production levels during the first nine months of 2003, less increased production costs, increased depletion, depreciation and amortization expense and the charge for deferred income taxes, are the significant reasons for the higher net income in the first nine months of 2003. The first nine months of 2003 also included a charge of $125,515 or $0.01 per share relating to the change in accounting principle for asset retirement obligations described in Note 7 to the financial statements.

         Net oil and gas production (after royalties) and weighted average sales prices for the Company's products for the nine months ended September 30, 2003 and September 30, 2002 are shown in the table below:

                   Net Oil and Gas Production and Sales Prices

                                        Nine months ended September 30
                                        ------------------------------
                                            2003             2002
                                        ------------     ------------

     Production
      Oil - mbbl                              119.62           103.15
      Natural Gas - mmcf                     2487.03          1794.70
      Total - mmcfe                          3204.75          2413.60

     Weighted Average Prices
      Oil - $/bbl                              30.39            24.79
      Natural Gas - $/mcf                       3.89             2.43

         Production costs of oil and gas increased from $1,934,711 for the first nine months of 2002 to $2,857,500 for the first nine months of 2003. The increase is attributable to a $426,990 increase in value based oil and gas production taxes and to operating costs related to the increased number of wells in which the Company owns interests.

         Depletion, depreciation and amortization expense increased from $2,196,009 for the first nine months of 2002 to $3,037,797 for the first nine months of 2003 because of increased production levels and because of the increased rate per equivalent barrel established from evaluations prepared by independent petroleum engineers as of December 31, 2002. The rate per equivalent barrel used in the expense calculation was $5.21 for the first nine months of 2002 and $5.85 for the first nine months of 2003.

         Deferred income tax expense for the first nine months of 2003 was $2,182,287. See "Income Taxes" below.

         General and administrative expenses for the first nine months of 2002 were $1,453,643. General and administrative costs for the first nine months of 2003 were $1,650,039 and include $220,582 of expenses directly related to the proposed merger.

         Interest expense for the first nine months of 2002 was $16,161, consisting generally of commitment fees to Bank of Oklahoma, N.A. for unused availability under our credit agreement. We did not borrow money in 2002 until the third quarter of 2002. Interest expense for the first nine months of 2003 was $80,995 and all was to Bank of Oklahoma, N.A. Interest income of $30,426 for the first nine months of 2002 is from excess cash invested in a money market fund and from notes securing a drilling prepayment.

         The $125,515 cumulative effect of the change in accounting principle relates to our adoption of FASB Statement No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003 as described in Note 7 of the Notes to Financial Statements.

INCOME TAXES

         During the fourth quarter of 2002 we recognized an income tax benefit of $3,059,500 resulting from the reversal of a valuation allowance previously recorded for our net operating loss carryforwards and other deferred tax assets. We continue to believe that it is more likely than not that we will generate sufficient taxable income to fully utilize these deferred tax assets. In the third quarter of 2003, we estimate we utilized $760,015 of the tax benefits of these net operating loss carryforwards ($2,182,287 for the nine months ended September 30, 2003) and we estimate that we will use the remaining tax benefits of the net operating loss carryforwards in the twelve month period ending September 30, 2004. We also provided $35,000 as an estimate of federal alternative minimum taxes which may be due for 2003. The effective federal and state tax rate for 2002 was 38% and we estimate the effective tax rate for 2003 to be 38%. In the third quarter of 2003, $1,129,956 in deferred tax assets were established in connection with the hedge transaction described in Note 9 of Notes to Financial Statements.

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

         Oil and Gas Prices and Markets. Our revenues are dependent upon prevailing prices for oil and gas. Although the hedge arrangements described in
Note 9 of the Notes to Financial Statements will mitigate the risk of price declines, the portion of our oil and gas production that is not subject to those arrangements will continue to be sold at prevailing prices, and the hedge arrangements will expire in 2004 for oil and 2005 for gas. Oil and gas prices can be extremely volatile. Prevailing prices are also affected by the actions of the United States government, foreign governments and international cartels. Price declines have in the past and may in the future adversely affect the Company, both in lower prices received for our oil and gas and in reductions in the estimated proved reserves attributable to our properties. The hedge arrangements for our oil and gas also limit the extent to which we will benefit from any increase in prevailing oil and gas prices. In addition, our revenues depend upon the marketability of production, which is influenced by the availability and capacity of gas gathering systems and pipelines, as well as the effects of federal and state regulation and general economic conditions.

         Availability of Services and Materials. Our normal development program requires significantly higher levels of third-party services and materials. Such services and materials can be scarce when there is increased oil and gas activity. The unavailability of a sufficient number of drilling rigs or other goods or services could impede our ability to achieve our objectives and significantly increase the costs of our operations. In addition, we have in the past experienced increased costs for such services and materials in times of increased oil and gas activity and may experience higher costs in the future. Such increased costs could have an adverse effect on our results of operations, reserve estimates and financial condition.

         Additional Financing. The maximum amount of our credit facility with Bank of Oklahoma, N.A. is $15,000,000. However, the actual amount available under the facility is based on a borrowing base that is redetermined by the lender each October 1 and April 1. The October 2003 borrowing base redetermination is pending. Based on the borrowing base determination as of April 1, 2003, the full $15,000,000 is available under the credit facility as long as all of the financial covenants contained in the credit agreement are met at the end of each calendar quarter. Failure to meet the financial covenants at the end of any quarter would, among other ramifications, prevent further borrowings under the credit facility. Although management believes that, based on current oil and gas prices, our proved reserves can support a borrowing base of $15,000,000, there can be no assurance that future declines in oil and gas prices or other factors will not cause the borrowing base to decrease. Material changes in the borrowing base could result in the Company not having sufficient capital to develop its oil and gas properties as contemplated and there can be no assurance that funding for such development would be available from other sources.

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

ITEM 3. CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

         Changes in Internal Control. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         No report required.

Item 2. Changes in Securities.

         No report required.

Item 3. Defaults Upon Senior Securities.

         No report required.

Item 4. Submission of Matters to a Vote of Security Holders.

         No report required.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

                  A.       Exhibits:

                           Exhibit No.

                           2.1 Agreement and Plan of Merger dated September 22, 2003, among the Company, U.S. Exploration Holdings, Inc. and DGL Mergerco, Inc.

                           10.21 Oil and Gas Hedge Agreements between the Company and Bank of Oklahoma, N.A. effective October 1, 2003.

                           31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

                           31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

                           32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         B. Reports on Form 8-K.

                  The following reports on Form 8-K were filed during the third quarter of 2003.

                  Form 8-K dated July 15, 2003 announcing an exchange of oil and gas properties with Kerr McGee Rocky Mountain Corporation.

                  Form 8-K dated August 14, 2003, containing press release announcing earnings for the quarter ended June 30, 2003.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED STATES EXPLORATION, INC.


Date: November 14, 2003             By: /s/ Bruce D. Benson
                                       -----------------------------------------
                                        Bruce D. Benson, President,
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date: November 14, 2003             By: /s/ F. Michael Murphy
                                       -----------------------------------------
                                        F. Michael Murphy, Vice President,
                                        Secretary and Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

2.1                        Agreement and Plan of Merger dated September 22,
                           2003, among the Company, U.S. Exploration Holdings,
                           Inc. and DGL Mergerco, Inc.

10.21                      Oil and Gas Hedge Agreements between the Company and
                           Bank of Oklahoma, N.A. effective October 1, 2003.

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