Form 10KSB/A
period 2002-12-31
UNITED STATES EXPLORATION INC
filed 2004-01-15
CIK 847074

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $10,090,635.

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

     The Company is filing this Amendment No. 1 to the Annual Report on Form 10-KSB/A to restate its audited financial statements for the fiscal years ended December 31, 2002 and 2001 and to revise certain disclosures in response to comments received from the Staff of the Division of Corporation Finance of the United States Securities and Exchange Commission in connection with the Staff's review of the Company's preliminary proxy statement on Schedule 14A filed on October 8, 2003 to solicit shareholder approval of the proposed merger between the Company and a wholly owned subsidiary of U.S. Exploration Holdings, Inc.

     The restatement relates to the manner in which the Company accounted for the sale of an oil and gas project located in Neosho County, Kansas in June 2001 and to the recognition of contracting and operating fees during 2002 and 2001. The details of the restatement are presented in Note 1 of the Notes to Consolidated Financial Statement.

     The Items of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 which are amended by this Amendment No. 1 are as following:
Items 1 and 2 - Description of Business and Properties; Item 6 - Management's Discussion and Analysis or Plan of Operation; and Item 7 - Financial Information (including the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Certified Public Accountants). All other Items contained within this Amendment No. 1 are unchanged from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. This Amendment No. 1 does not reflect events occurring after April 15, 2003, the filing date of the original Form 10-KSB, and the Company recommends that you read this report in conjunction with the Company's reports filed after that date.

                                TABLE OF CONTENTS


                                                                                                PAGE
PART I
         Items 1 and 2.     Description of Business and Properties                                1

         Item 3.            Legal Proceedings                                                     9

         Item 4.            Submission of Matters to a Vote of
                            Security Holders                                                      9

PART II

         Item 5.            Market for Common Equity and Related
                            Stockholder Matters                                                   9

         Item 6.            Management's Discussion and Analysis or
                            Plan of Operation                                                    10

         Item 7.            Financial Statements                                                 22

         Item 8.            Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure                               22

PART III

         Item 9.            Directors, Executive Officers, Promoters and
                            Control Persons; Compliance With Section
                            16(a) of the Exchange Act                                            23

         Item 10.           Executive Compensation                                               26

         Item 11.           Security Ownership of Certain Beneficial Owners                      28
                            and Management

         Item 12.           Certain Relationships and Related Transactions                       31

         Item 13.           Exhibits and Reports on Form 8-K                                     32

         Item 14.           Controls and Procedures                                              35

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

         Gas from our operated wells is delivered through lines constructed by us or others to gathering systems where the gas is moved to our purchasers. For some gathering systems, a separately stated fee is paid to the owner of the system. Some gas from our non-operated wells is sold by the operator pursuant to arrangements made by it and we are paid by the operator rather than the purchaser. However, we take our share of the gas produced from most non-operated wells in kind and sell it under the same procedures that we sell gas produced from wells operated by us. Oil from our operated wells is sold under contracts to purchasers who pick up the oil from stock tanks located on or near our leases. Oil from non-operated wells is sold by the operator of the well pursuant to arrangements made by it and we are paid by the operator for our share of the oil.

         Natural gas that we sell is sold under contracts at prices determined on a monthly basis by reference to various published futures or spot prices for gas. Oil is also sold at prevailing spot prices. During the year ended December 31, 2002, there were two purchasers or operators who accounted for more than 10% of our revenues from produced oil and gas sales. EnCana Energy Resources Inc. (formerly Pan Canadian Energy Resources, Inc.) and Valero Energy (formerly Diamond Shamrock) purchased from the Company or sold for the Company's account oil and gas constituting 54% and 17%, respectively, of total 2002 sales. The loss of either of these purchasers would temporarily affect our revenues, but we believe we will continue to have a market for our products for the foreseeable future.

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

         We have not incurred and do not anticipate incurring material costs for compliance with existing or probable government regulations. Nor do we anticipate incurring material costs or experiencing material effects from compliance with environmental laws, whether federal, state or local. Although we are required to comply with various laws and regulations applicable to our operations, the cost of compliance is not significant and is a part of our ordinary operating costs.

 PROPERTIES

         The following table summarizes our gross and net producing wells and gross and net developed acres at December 31, 2002, all of which are in Colorado. The undeveloped acres shown in the table do not include the acreage covered by the Exploration Agreement described below because we have to drill wells to earn acreage under that agreement.



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

         Please see the Glossary at the end of this Item for definitions of gross and net wells and gross and net acres. We own different interests in different productive or potentially productive formations on many of our properties. The net acres reflected in the table are based on our interests in the formation from which most of our production is derived (the J formation). Our interests in other formations can be different based upon the terms of the many agreements under which the interests were acquired. No material portion of our leases expire during the years 2003 through 2005.

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

         See Note 15 of Notes to Consolidated Financial Statements for more detailed information concerning changes in our estimated oil and gas reserves during 2002 and 2001. As of December 31, 2002, oil and gas reference prices in effect included a Valero West Texas Intermediate posted price of $28.00 per barrel and a NYMEX Henry Hub spot market price of $4.74 per MMBTU. The average effective prices in the December 31, 2002 reserve estimates include an oil price of $30.27 per barrel and a gas price of $4.19 per MCF. As of December 31, 2001, oil and gas reference prices in effect included a Diamond Shamrock West Texas Intermediate posted price of $16.75 per barrel and a NYMEX Henry Hub spot market price of $2.65 per MMBTU. The average effective prices in the December 31, 2001 reserve estimates include an oil price of $19.20 per barrel and a gas price of $2.04 per MCF.

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

         Since July 1, 1998, when the additional space was rented, BMG has waived its right under the Cost and Expense Sharing Agreement to charge us a portion of its rent costs for its currently leased space, other than a portion of Mr. Benson's office being a total of $1,432 monthly. This waiver was given to recognize the fact that we could move into the new leased space and thereby avoid the charge from BMG. By staying in BMG's space without paying rent, both we and BMG avoided the cost and inconvenience of relocating.

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

         We also engage independent contractors to supplement the services of our employees as needed. At March 13, 2003, we were using the services of approximately four independent contractors on a full-time equivalent basis. The independent contractors include all of the personnel used in our field operations, including a field supervisor and three pumpers.

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

Proved                     Quantities of oil and gas which geological and
Reserves:                  engineering data demonstrate with reasonable
                           certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved                     Proved reserves that are expected to be recovered
Undeveloped                from new wells or from existing wells where a
Reserves:                  relatively major expenditure is required for
                           recompletion.

     The definitions given above relating to proved reserves are abbreviated versions of the definitions of proved developed reserves, proved reserves and proved undeveloped reserves in Rule 4-10(a) of Regulation S-X of the Securities and Exchange Commission. Reference is made to paragraphs (2) through (4) of that Rule for the full text of those definitions, which are followed by the Company in classifying its reserves for purposes of this report.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

Restatement of 2002 and 2001 Financial Statements

         In June 2001, the Company sold certain non-producing leases for approximately $6 million. It had acquired these leases in March 2001 for approximately $1.5 million and had spent approximately $500,000 on the properties following their acquisition. The proceeds from the sale of these leases represented approximately 28% of the Company's full-cost pool at the time of the sale. No proved reserves were assigned to these leases. Due to the significance of the proceeds to the Company's full-cost pool, the Company accounted for the sale of these leases by recognizing a $4,027,835 gain as opposed to crediting the proceeds to the full-cost pool.

         During 2003, upon further review of this transaction, the Company determined that while the proceeds from the sale were significant to the capitalized costs, the impact of crediting the proceeds to the Company's full-cost pool on its future amortization rate was not as significant. The change in the amortization rate was less significant because the calculation of the amortization rate included significant future development costs on unproved reserves. Crediting the proceeds from the sale of these assets to the full-cost pool lowered the amortization rate by approximately 5%.

         As a result of the above analysis, the Company has restated its 2001 financial statements to remove the $4,027,835 gain from this sale from the income statement and credit the proceeds to the full-cost pool. It also lowered the amortization rate applied to the full-cost pool based on actual production since the date of the sale which had the impact of lowering the Company's depletion, depreciation, and amortization expense in 2001 by $112,050 and 2002 by $258,827. For the reasons described in Note 9 of Notes to Financial Statements, the Company recognized the deferred tax asset resulting from this restatement in 2002 rather than 2001.

         In addition, the Company incorrectly recognized as revenue contracting and operating fees of $101,980 in 2002, and $53,792 in 2001. The Company restated its 2002 and 2001 financial statements by removing these fees from revenues in 2002 and 2001, crediting the full cost pool by $72,083 in 2002 and $18,900 in 2001, and reducing general and administrative costs by $29,897 in 2002 and $34,892 in 2001.

         The net effect of the adjustments described above on the 2002 and 2001 financial statements as reported in the Company's annual report on Form 10-KSB and quarterly reports on Form 10-QSB is as follows:

                                           2002             2001
                                           ----             ----
Income statement effect:
Net income as originally reported      $ 5,464,991      $ 8,048,911

Sale of non-producing leases                             (4,027,835)

Decrease in amortization rate              258,826          112,050

Reversal of drilling income                (72,083)         (18,900)

Income tax benefit                       1,389,500
                                       -----------      -----------
Net income as restated                 $ 7,041,234      $ 4,114,226
                                       ===========      ===========

Basic and diluted earnings per share
  As originally reported                     $0.29            $0.42
                                       ===========      ===========
  As restated                                $0.37            $0.21
                                       ===========      ===========

Balance sheet effect:

Total assets:
  As originally reported               $36,165,618      $25,942,020
  As restated                           33,807,176       22,007,335

Total shareholders' equity:
  As originally reported               $27,673,532      $22,386,093
  As restated                           25,315,090       18,451,408

                                       Quarter          Quarter       Quarter        Quarter       Year
                                       Ended            Ended         Ended          Ended         Ended
                                       31-Mar-2001      30-Jun-2001   31-Sep-2001    31-Dec-2001   31-Dec-2001
Income statement effect:
Net income as originally reported      $ 2,804,980      $4,255,062    $225,750       $763,119     $ 8,048,911

Sale of non-producing leases                    --      (4,002,748)    (25,087)            --      (4,027,835)

Decrease in amortization rate                   --          12,923      61,024         38,103         112,050

Reversal of drilling income                (10,850)         (8,050)         --             --         (18,900)

Net income as restated                 $ 2,794,130      $  257,187    $261,687       $801,222     $ 4,114,226

Basic earnings per share
  As originally reported                     $0.15           $0.23       $0.01          $0.03           $0.42
  As restated                                $0.15           $0.01       $0.01          $0.04           $0.21

Diluted earnings per share
  As originally reported                     $0.14           $0.22       $0.01          $0.05           $0.42
  As restated                                $0.14           $0.01       $0.01          $0.05           $0.21

                                       Quarter          Quarter       Quarter        Quarter       Year
                                       Ended            Ended         Ended          Ended         Ended
                                       31-Mar-2002      30-Jun-2002   31-Sep-2002    31-Dec-2002   31-Dec-2002
Income statement effect:
Net income as originally reported      $   127,561      $1,214,337    $351,606       $3,761,487     $ 5,464,991

Decrease in amortization rate               70,147          69,231      66,014           53,344         258,826

Reversal of drilling income                 (4,317)        (13,883)    (31,004)         (22,879)        (72,083)

Deferred income tax benefit                     --              --          --        1,389,500       1,389,500

Net income as restated                 $ 2,794,130      $  257,187    $261,687       $5,181,453     $ 7,041,234

Basic earnings per share
  As originally reported                     $0.01           $0.06       $0.02            $0.20           $0.29
  As restated                                $0.01           $0.07       $0.02            $0.27           $0.37

Diluted earnings per share
  As originally reported                     $0.01           $0.06       $0.02            $0.20           $0.29
  As restated                                $0.01           $0.07       $0.02            $0.27           $0.37

Overview

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

         The Company's operating results in 2001 and 2002 have been adversely affected by low prevailing prices for natural gas in the Rocky Mountain region. The negative differential between prices paid for gas in the Rocky Mountain region and prices paid in other areas of the country has increased significantly. During 2001, the differential ranged from $0.36 to $1.33 per mcf. and during 2002, the differential ranged from $0.60 to $1.50 per mcf. We measure the differential as the difference between the price we receive for our gas and the NYMEX natural gas futures prices for the same period. Lower prices in the Rocky Mountains result from a number of factors, including an oversupply of gas in relation to local demand and the absence of transmission facilities to deliver the excess gas to undersupplied markets in other areas. Increased capacity of two major transmission lines serving markets to the east and west of the Rocky Mountains is currently in various stages of planning or construction, which should allow more gas from the Rocky Mountain area to move to other markets and reduce the price differential. However, there can be no assurance that projects will be completed or that the basis differentials will be reduced as a result.

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

Capital Expenditures

         Our capital expenditures for 2002 were $13,407,419 as compared to $6,439,262 for 2001. These capital expenditures consist primarily of costs incurred in the continuing development of our oil and gas properties. The increase in capital expenditures reflects primarily our increased drilling activity in the Kersey area. We own 100% of the working interest in most of the wells drilled in that area and operate most of those wells, with the result that we are able to control the pace of development.

         Of the $13,407,419 in capital expenditures for 2002, $3,359,682 were spent to develop reserves that were included as proved undeveloped reserves in our January 1, 2002 reserve estimates. Of the $6,439,262 in capital expenditures for 2001, $532,077 were spent to develop reserves that were included as proved undeveloped reserves in our January 1, 2001 reserve estimates. Our reserve estimates and the Standardized Measure of Discounted Future Net Cash Flows included in Note 15 of Notes to Financial Statements are based on projected capital expenditures of $5,850,700 in 2003 and $5,889,800 in 2004 to develop reserves that are included as proved undeveloped reserves in our January 1, 2003 reserve estimates. Additional capital expenditures will be necessary in subsequent years to fully develop those reserves.

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

        Accounts receivable increased to $2,498,424 as of December 31, 2002 from $1,619,975 at December 31, 2001, primarily as a result of the timing of payments from gas purchasers, which were not received until shortly after year end 2002. Accounts payable increased to $2,260,498 at December 31, 2002 from $1,104,449 at December 31, 2001, primarily as a result of the level of drilling activity in late 2002. Revenues payable increased to $1,055,918 at December 31, 2002, from $682,691 at December 31, 2001, paralleling the increase in accounts receivable.

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

         On March 1, 2001, our board of directors approved the purchase of an oil and gas project located in Neosho County, Kansas from Benson Mineral Group, Inc. ("BMG"). The Chairman of the board of directors, being the president of BMG, abstained from the vote. The purchase price of the property was approximately $1,540,000, which was BMG's cost basis in the property (including related inventory). The Company incurred approximately $500,000 in costs with respect to the property following the acquisition. On June 14, 2001, we sold our interest in this project. The costs of the non-producing properties contained in this project were not included in the amortizable portion of the Company's full cost pool of oil and gas property and equipment. The proceeds were credited to our full cost pool of oil and gas properties and equipment on the balance sheet.

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

RESULTS OF OPERATIONS

Introduction

         In 2002 we experienced low natural gas prices in the Rocky Mountain Region throughout the year. We participated in drilling 58 wells during 2002 (56 of which were productive) at a total cost of approximately $13,400,000 (compared to approximately $4,400,000 of development costs in 2001). These increased capital expenditures primarily reflect our activity in the Kersey area where we own 100% of the working in most wells and act as operator of most wells, with the result that we are able to control the pace of development. We own 100% of the working interest in 36 of the new productive wells. A significant number of the new wells began producing in late 2002, so revenues from these wells were small during 2002 but are expected to be significant for 2003. In 2001, we sold our Kansas properties and related gathering systems, which we had impaired by $1,107,990 experienced production curtailments resulting from other parties' work on their gathering and transmission facilities and experienced significant reductions in gas prices during the year.

2002 Compared to 2001

         We realized net income of $7,041,234 ($0.37 per share) in 2002 compared to $4,114,226 in 2001. After preferred stock dividends, net income for

2001 was $4,031,974 ($0.21 per share). All outstanding preferred stock was redeemed or converted to common stock during 2001. Net income for 2002 included the recognition of a $4,449,000 deferred tax asset. Net income for 2001 included a provision for impairment of $1,107,999 relating to properties in Kansas sold during that year. From time to time we may sell oil and gas properties, but such sales are not part of our core business.

         Income from operations was $2,611,462 for 2002 compared to $4,147,690 for 2001. Without the transaction described above, income from operations in 2001 would have been $5,255,689.

         The following table compares some of the other components or statistics related to net income:

                                                       2002              2001
                                                   ------------      ------------
Oil produced (Mbbl)                                       134.1             178.3
Average sale price of oil (per Bbl)                $      25.52      $      26.19
Natural gas produced (Mmcf)                               2,493             1,879
Average sales price of natural gas (per Mcf)       $       2.54      $       3.98
Total sales of Company produced
  oil and gas                                      $ 10,090,635      $ 12,148,964
Production costs                                   $  2,743,270      $  2,463,770
Production costs per equivalent Bbl                $       4.99      $       5.01
  (calculated at the rate of 6 Mcf of
  natural gas per Bbl of oil)
Value related production taxes included            $    667,211      $    402,834
  in production costs
Depletion, depreciation and amortization           $  2,750,928      $  2,446,484
  (based upon rates per Mcf or Bbl
  established by reference to the
  engineering studies prepared at
  December 31, 2002 and 2001)(1)
Sales of purchased gas less related gas                      --      $    161,023
  acquisition costs and transportation costs(2)
General and administrative expenses                $  1,899,191      $  1,960,425
External costs related to the Board                          --      $    207,529
  of Directors analysis of strategic
  alternatives included in G&A expenses
Provision for doubtful accounts included           $     47,263                --
  in G&A expenses
Interest income                                    $     30,427      $     45,607
Interest expense                                   $     44,735      $     82,248
Income tax expense (benefit)                       $ (4,449,000)               --

-----------------
         (1) Represents depletion, depreciation and amortization relating to oil and gas property and equipment. Does not include depletion, depreciation and amortization relating to other equipment and leasehold improvements. See Note 4 of Notes to Financial Statements.

         (2) All sales of purchased gas were from our pipeline in Kansas, which was sold in 2001.

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

         Without the external costs and provision for doubtful accounts included in general and administrative expenses in 2001 and 2002 as indicated in the table above, general and administrative expenses increased approximately $99,000 from 2001 to 2002. That increase was attributable primarily to increased insurance costs, which are expected to continue for the foreseeable future.

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

         The income tax benefit recognized in 2002 resulted from the reversal of valuation allowances previously recorded for our operating loss carryforwards and other deferred tax assets. See Note 9 of Notes to Consolidated Financial Statements for a description of our deferred tax assets and valuation allowances. A valuation allowance is recorded when we are unsure whether we will have sufficient taxable income in future years to realize the benefit of the deferred tax asset. During 2002, we reassessed our ability to generate sufficient taxable income in the future to utilize our net operating loss carryforwards and other deferred tax assets. These deferred tax assets have generally been fully covered by a valuation allowance of an equal amount. During the past three years, including 2002, we have generated operating profits of approximately $12.1 million. Due to the recent and expected continued success of our developmental drilling program, we now believe that, at currently prevailing prices, it is more likely than not that we will generate sufficient taxable income to fully utilize these deferred tax assets. The net operating loss carryforwards which comprise over 60% of total deferred tax assets expire in 2018 and 2019.

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

2001 Compared to 2000

         We realized net income of $4,114,226 in 2001 compared to net income of $17,963,797 for 2000. After preferred stock dividends, net income for 2001 was $4,031,974 ($0.21 per share). Net income for 2000 includes an extraordinary gain of $16,292,093 ($.93 per share) resulting from the settlement in May 2000 with our former lender.

         Income from operations was $4,147,690 for 2001 compared to $3,167,465 for 2000. Without provisions for impairment ($1,107,990 in 2001 relating to the sale of the Kansas properties and related gathering systems and $170,000 in 2000 relating to the Texas land held for resale), income from operations was $5,255,680 for 2001 and $3,337,465 for 2000. Production costs for 2001 were
$2,463,770, including $402,834 in production taxes based upon the value of products sold, while production costs for 2000 were $3,070,926, including $815,114 in production taxes. Depletion, depreciation and amortization for oil and gas properties decreased from $2,618,000 in 2000 to $2,446,484 in 2001 based upon rates per equivalent Mcf or Bbl established by reference to the engineering studies prepared at December 31, 2001 and 2000. Gas sold in 2001 was 1,879,000 Mcf at an average price of $3.98/Mcf compared to gas sold in 2000 of 1,955,000 Mcf at an average price of $3.64/Mcf. Oil sold in 2001 was 178,300 Bbl at an average price of $26.19/Bbl compared to oil sold in 2000 of 132,200 Bbl at an average price of $29.30/Bbl. Production costs were $5.01 per equivalent Bbl in 2001 ($.84 per equivalent Mcf) as compared to $6.71 per equivalent Bbl ($1.12 per equivalent Mcf) in 2000.

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

         General and administrative expenses for 2001 were $1,960,425 and include costs of $207,529 for external services provided in connection with the Board's analysis of strategic alternatives to enhance shareholder value. General and administrative expenses for 2000 were $1,912,685. We are attempting to sublease substantially all of our office space. The rental for this office space for 2001 was approximately $183,000.

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

         We are required to record an impairment provision if the net book value of our oil and gas properties less related deferred tax balances exceeds a ceiling value equal to the present value of future cash inflows from proved reserves, discounted at 10%. The oil and gas prices used in calculating such future cash inflows are based upon the market price on the last day of the accounting period. Due to the volatility of oil and gas prices, the oil and gas prices used in the ceiling computation may significantly differ from the actual prices we ultimately receive. If market prices on the last day of the accounting period are low, it is possible that we will be required to record an impairment provision related to our oil and gas properties. If market prices subsequently increase, we would not reverse any impairment provisions previously recorded. Instead, we would record lower depletion expense in the future as any prior ceiling impairment provisions would have reduced the net book value of our oil and gas properties. The recoverability of our oil and gas properties is also subject to the risk that estimated reserves are less than eventual production from existing wells. There were no impairments recorded on our oil and gas properties during the year ended December 31, 2002. In 2001, we recorded an impairment of $1,107,990 in anticipation of the sale of our Kansas properties.

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

Income Taxes

         The estimation of income tax expense (benefit) to be recorded by us involves interpretation of complex laws, regulations and court decisions. Significant judgment is required to estimate whether a valuation reserve is required for 2002 on our deferred tax assets. During 2002, we reversed a $4,449,000 valuation reserve. We believe our estimates are adequate but differences of opinion could later occur.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company shares certain facilities, equipment and personnel with BMG pursuant to a Cost and Expense Sharing Agreement. Bruce D. Benson, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, is also the President, a Director and sole shareholder of BMG. Pursuant to the Cost and Expense Sharing Agreement, the Company reimburses BMG for office rent, personnel costs and other overhead and administrative expenses associated with the operation of its business based upon actual use of the facilities and personnel by the Company. The Cost and Expense Sharing Agreement is effective until the date specified in a written notice to the Company from BMG, which date shall not be less than 60 days after such notice is given. However, BMG has indicated that the Company can terminate the Cost and Expense Sharing Agreement at any time. During the years ended December 31, 2002 and 2001, the Company paid or accrued an aggregate of $361,029 and $206,963, respectively, to BMG for rent, personnel costs and common expenses pursuant to this arrangement. During the years ended December 31, 2002 and 2001, BMG paid or accrued an aggregate of approximately $71,000 and $156,000 to the Company for personnel costs. Management believes that the terms and conditions of this arrangement are no less favorable than could be obtained from an unaffiliated third party or than could be obtained by the Company in leasing separate office space and retaining separate personnel.

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

         10.19(14)         Amendment to Directors Fee Stock Plan, dated February
                           20, 2003.

         23.1(15) Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 333-60983 and 333-47666).

         23.2(15) Consent of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists, to incorporation of this report by reference into the Company's Registration Statement on Form S-8 (Registration Nos. 333-60983 and 333-47666).

         24(15)            Powers of Attorney.

         31.1(15) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

         31.2(15) Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

         32.1(15)          Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2(15)          Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

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

         (14) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 2002 as originally filed and incorporated herein by reference.

         (15)     Filed herewith.

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

                                       Date: January 15, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                            Title                                         Date
----------                            -----                                         ----

/s/ F. Michael Murphy                 Vice President, Chief Financial          January 15, 2004
-------------------------             Officer and Secretary (Chief
F. Michael Murphy                     Financial and Accounting
                                      Officer)

Bruce D. Benson                       President, Chief Executive
                                      Officer, and Chairman of
                                      the Board of Directors

Thomas W. Gamel                       Director

Bruce A. Hocking                      Director

Robert J. Malone                      Director

Richard L. Robinson                   Director

By: /s/ F. Michael Murphy                                                      January 15, 2004
   ----------------------
      F. Michael Murphy
      Attorney-In-Fact

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

                         Report of Independent Auditors

Board of Directors
United States Exploration, Inc.

We have audited the accompanying consolidated balance sheets of United States Exploration, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements have been restated as more fully described in Footnote 1 to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                            /s/ Ernst & Young LLP

Denver, Colorado
March 13, 2003,
except for Note 1
as to which the date
is December 29, 2003

                United States Exploration, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                             DECEMBER 31,
                                                         2002             2001
                                                       Restated         Restated
                                                     ------------     ------------
ASSETS
Current assets:
Cash and cash equivalents                            $    475,607     $  3,742,701
Accounts receivable                                     2,498,424        1,619,975
Due from related parties                                    6,489            8,482
Inventory                                                  13,891               --
Prepaid expenses and deposits                              69,862          412,981
Deferred tax asset--current                             1,682,725               --
                                                     ------------     ------------
Total current assets                                    4,746,998        5,784,139

Property and equipment, net:
   Oil and gas prop. & equip., full cost method        26,133,765       16,017,461
   Other equipment and leasehold improvements             136,946          173,410
                                                     ------------     ------------
                                                       26,270,711       16,190,871
Other assets:
   Loan costs, less accumulated amortization
     of $40,405 at December 31, 2002 and
     $20,722 at December 31, 2001                          23,192           32,325
   Deferred tax asset                                   2,766,275               --
                                                     ------------     ------------
                                                        2,789,467           32,325
                                                     ------------     ------------
Total assets                                         $ 33,807,176     $ 22,007,335
                                                     ============     ============

                                                                       DECEMBER 31,
                                                                  2002              2001
                                                                Restated          Restated
                                                              ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $  2,260,498      $  1,104,449
   Revenues payable                                              1,055,918           682,691
   Taxes payable                                                 1,311,864         1,506,636
   Accrued liabilities                                             198,814           231,103
   Due to related parties                                           31,501            31,048
   Accrued interest                                                    791                --
                                                              ------------      ------------
Total current liabilities                                        4,859,386         3,555,927

Noncurrent liabilities:
   Note payable--Bank                                            3,632,700                --
                                                              ------------      ------------
   Total noncurrent liabilities                                  3,632,700                --
                                                              ------------      ------------
Total liabilities                                                8,492,086         3,555,927

Commitments

Stockholders' equity:
   Common stock--$.0001 par value:
     authorized--500,000,000 shares;
       issued, 18,855,906 shares at December 31, 2002
       (including 139,590 shares in treasury) and
       18,825,328 shares at December 31, 2001                        1,885             1,882
   Capital in excess of par value                               36,726,710        36,683,713
   Accumulated deficit                                         (11,192,953)      (18,234,187)
                                                              ------------      ------------
                                                                25,535,642        18,451,408

Less 139,590 shares held in treasury, at cost                     (220,552)               --
                                                              ------------      ------------
Total stockholders' equity                                      25,315,090        18,451,408
                                                              ------------      ------------
Total liabilities and stockholders' equity                    $ 33,807,176      $ 22,007,335
                                                              ============      ============



See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                          YEAR ENDED DECEMBER 31,
                                                           2002              2001
                                                         Restated          Restated
                                                       ------------      ------------
REVENUES
Sale of company-produced oil and gas                   $ 10,090,635      $ 12,148,964
Sale of purchased gas                                            --         1,238,044
Gain on sale of fixed assets, net                                --            (2,313)
                                                       ------------      ------------
                                                         10,090,635        13,384,695
COSTS AND EXPENSES
Production costs--oil and gas                             2,743,270         2,463,770
Gas acquisition costs                                            --           728,724
Gathering and transmission costs                                 --           348,288
Depletion, depreciation and amortization                  2,836,712         2,627,808
Provision for impairment of assets                               --         1,107,990
General and administrative expenses                       1,899,191         1,960,425
                                                       ------------      ------------
                                                          7,479,173         9,237,005

Income from operations                                    2,611,462         4,147,690

OTHER INCOME (EXPENSE)
Interest income                                              30,427            45,607
Interest expense                                            (44,735)          (82,248)
Other                                                        (4,920)            3,177
                                                       ------------      ------------
                                                            (19,228)          (33,464)
                                                       ------------      ------------
Income before income taxes                                2,592,234         4,114,226
Income tax expense (benefit)                             (4,449,000)               --
                                                       ------------      ------------
Net income                                                7,041,234         4,114,226
Preferred stock dividends applicable to the period               --           (82,252)
                                                       ------------      ------------
Net income applicable to common stockholders           $  7,041,234      $  4,031,974
                                                       ============      ============
Basic and diluted earnings per common share:
   Net income per common share                         $       0.37      $       0.21
                                                       ============      ============

Weighted-average common shares outstanding               18,852,846        18,767,395
                                                       ============      ============



See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                      Year ended December 31, 2002 and 2001


                                                                                      CAPITAL IN
                                                SERIES C             COMMON STOCK      EXCESS OF   ACCUMULATED
                                         ----------------------   ------------------  -----------  ------------
                                          SHARES      AMOUNT        SHARES    AMOUNT   PAR VALUE     DEFICIT
                                         --------   -----------   ----------  ------  -----------  ------------
Balance, December 31, 2000                443,166   $ 2,658,996   18,620,631  $1,861  $36,226,740  $(21,734,361)
  Issuance of common stock for
     directors' compensation                   --            --       59,716       7       66,987            --
  Redemption and conversion of Series C
     convertible preferred stock         (443,166)   (2,658,996)     144,981      14      389,986            --
  Payment of dividends on Series C
     convertible preferred stock               --            --           --      --           --      (614,052)
  Net income for year (restated)               --            --           --      --           --     4,114,226
                                         --------   -----------   ----------  ------  -----------  ------------
Balance, December 31, 2001
  (restated)                                   --            --   18,825,328   1,882   36,683,713   (18,234,187)

  Purchase of treasury stock                   --            --           --      --           --            --
  Issuance of common stock for
     directors' compensation                   --            --       30,578       3       42,997            --
  Net income for year (restated)               --            --           --      --           --     7,041,234
                                         --------   -----------   ----------  ------  -----------  ------------
Balance, December 31, 2002
  (restated)                                   --   $        --   18,855,906  $1,885  $36,726,710  $(11,192,953)
                                         ========   ===========   ==========  ======  ===========  ============


                                           TREASURY STOCK
                                         --------------------
                                          SHARES     AMOUNT        TOTAL
                                         --------   ---------   -----------
Balance, December 31, 2000                     --   $      --   $17,153,236
  Issuance of common stock for
     directors' compensation                   --          --        66,994
  Redemption and conversion of Series C
     convertible preferred stock               --          --    (2,268,996)
  Payment of dividends on Series C
     convertible preferred stock               --          --      (614,052)
  Net income for year (restated)               --          --     4,114,226
                                         --------   ---------   -----------
Balance, December 31, 2001
  (restated)                                   --          --    18,451,408

  Purchase of treasury stock             (139,590)   (220,552)     (220,552)
  Issuance of common stock for
     directors' compensation                   --          --        43,000
  Net income for year (restated)               --          --     7,041,234
                                         --------   ---------   -----------
Balance, December 31, 2002
  (restated)                             (139,590)  $(220,552)  $25,315,090
                                         ========   =========   ===========



See accompanying notes.

                United States Exploration, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                 YEAR ENDED DECEMBER 31,
                                                                  2002              2001
                                                                Restated          Restated
                                                              ------------      ------------
CASH FLOWS FROM OPERATIONS
Net income                                                    $  7,041,234      $  4,114,226
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred tax expense (benefit)                             (4,449,000)               --
     Depreciation, depletion and amortization                    2,836,712         2,627,808
     Provision for impairment of assets                                 --         1,107,990
     Loss on sale of assets                                             --            (2,313)
     Stock issued as compensation                                   43,000            66,994
     Decrease (increase) in accounts receivable                   (878,449)        2,112,606
     Decrease in due from related parties                            1,993            17,114
     Decrease (increase) in inventory                              (13,891)            4,690
     Decrease (increase) in prepaid expenses                       343,119          (404,072)
     Increase (decrease) in accounts payable
       and accrued expenses                                      1,303,006          (234,381)
     Increase in due to related parties                                453            11,020
                                                              ------------      ------------
Net cash provided by operating activities                        6,228,177         9,426,308

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                           (13,407,419)       (6,439,262)
Proceeds from sale of properties and equipment                     500,000         6,955,492
                                                              ------------      ------------
Net cash (used in) provided by investing activities            (12,907,419)          516,230

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable                                       (4,010,500)      (15,609,000)
Proceeds from note payable                                       7,643,200        12,152,800
Treasury stock acquired                                           (220,552)               --
Dividends paid--Series C convertible preferred stock                    --          (614,052)
Redemption of Series C convertible preferred stock                      --        (2,268,996)
                                                              ------------      ------------
Net cash provided by (used in) financing activities              3,412,148        (6,339,248)

Net increase (decrease) in cash and cash equivalents            (3,267,094)        3,603,290
Cash and cash equivalents, beginning of year                     3,742,701           139,411
                                                              ------------      ------------
Cash and cash equivalents, end of year                        $    475,607      $  3,742,701
                                                              ============      ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                     $     43,944      $     80,654
Noncash investing and financing activities:
   Conversion of preferred stock and accrued dividends to
     shares of common stock                                             --           390,000



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

RESTATEMENT OF 2002 AND 2001 FINANCIAL STATEMENTS

In June 2001, the Company sold certain non-producing leases for approximately $6 million. It had acquired these leases in March 2001 for approximately $1.5 million and had spent approximately $500,000 on the properties following their acquisition. The proceeds from the sale of these leases represented approximately 28% of the Company's full-cost pool at the time of the sale. No proved reserves were assigned to these leases. Due to the significance of the proceeds to the Company's full-cost pool, the Company accounted for the sale of these leases by recognizing a $4,027,835 gain as opposed to crediting the proceeds to the full-cost pool.

During 2003, upon further review of this transaction, the Company determined that while the proceeds from the sale were significant to the capitalized costs, the impact of crediting the proceeds to the Company's full-cost pool on its future amortization rate was not as significant. The change in the amortization rate was less significant because the calculation of the amortization rate included significant future development costs on unproved reserves. Crediting the proceeds from the sale of these assets to the full-cost pool lowered the amortization rate by approximately 5%.

As a result of the above analysis, the Company has restated its 2001 financial statements to remove the $4,027,835 gain from this sale from the income statement and credit the proceeds to the full-cost pool. It also lowered the amortization rate applied to the full-cost pool based on actual production since the date of the sale which had the impact of lowering the Company's depletion, depreciation, and amortization expense in 2001 by $112,050 and in 2002 by $258,827. For the reasons described in Note 9 below, the Company recognized the deferred tax asset resulting from this restatement in 2002 rather than 2001.

In addition, the Company incorrectly recognized as revenue contracting and operating fees of $101,980 in 2002, and $53,792 in 2001. The Company restated its 2002 and 2001 financial statements by removing these fees from revenues in 2002 and 2001, crediting the full cost pool by $72,083 in 2002 and $18,900 in 2001, and reducing general and administrative costs by $29,897 in 2002 and $34,892 in 2001.

The net effect of the adjustment described above on the 2002 and 2001 financial statements as reported in the Company's annual report on Form 10-KSB and quarterly reports on Form 10-QSB is as follows:




                                                2002           2001
                                             -----------    -----------
Income statement effect:
Net income as originally reported            $ 5,464,991    $ 8,048,911

Sale of non-producing leases                          --     (4,027,835)

Decrease in amortization rate                    258,826        112,050

Reversal of drilling income                      (72,083)       (18,900)

Income tax benefit                             1,389,500             --

Net income as restated                       $ 7,041,234    $ 4,114,226

Basic and diluted earnings per share
  As originally reported                           $0.29          $0.42
  As restated                                      $0.37          $0.21

Balance sheet effect:

Total assets:
  As originally reported                     $36,165,618    $25,942,020
  As restated                                 33,807,176     22,007,335

Total shareholders' equity:
  As originally reported                     $27,673,532    $22,386,093
  As restated                                 25,315,090     18,451,408


                United States Exploration, Inc. and Subsidiaries

                                     Quarter        Quarter        Quarter       Quarter        Year
                                      Ended          Ended          Ended         Ended         Ended
                                   -----------    -----------    ----------    ----------    ----------
                                   31-Mar-2001    30-Jun-2001    30-Sep-2001   31-Dec-2001   31-Dec-2001
Income statement effect:
Net income as originally reported  $2,804,980     $ 4,255,062    $225,750      $763,119      $8,048,911

Sale of non-producing leases                       (4,002,748)    (25,087)           --      (4,027,835)

Decrease in amortization rate                          12,923      61,024        38,103         112,050

Reversal of drilling income           (10,850)         (8,050)         --            --         (18,900)

Net income as restated             $2,794,130     $   257,187    $261,687      $801,222      $4,114,226

Basic earnings per share
  As originally reported                $0.15           $0.23       $0.01         $0.03           $0.42
  As restated                           $0.15           $0.01       $0.01         $0.04           $0.21

Diluted earnings per share
  As originally reported                $0.14           $0.22       $0.01         $0.05           $0.42
  As restated                           $0.14           $0.01       $0.01         $0.05           $0.21

                                     Quarter        Quarter        Quarter       Quarter        Year
                                      Ended          Ended          Ended         Ended         Ended
                                   -----------    -----------    ----------    ----------    ----------
                                   31-Mar-2002    30-Jun-2002    30-Sep-2002   31-Dec-2002   31-Dec-2002
Income statement effect:
Net income as originally reported  $  127,561     $ 1,214,337    $361,606      $3,761,487    $5,464,991

Decrease in amortization rate          70,147          69,321      66,014          53,344       258,826

Reversal of drilling income            (4,317)        (13,883)    (31,004)        (22,879)      (72,083)

Deferred income tax benefit                --              --          --       1,389,500     1,389,500

Net income as restated             $  193,391     $ 1,269,775    $396,616      $5,181,452    $7,041,234

Basic earnings per share
  As originally reported                $0.01           $0.06       $0.02         $0.20           $0.29
  As restated                           $0.01           $0.07       $0.02         $0.27           $0.37

Diluted earnings per share
  As originally reported                $0.01           $0.06       $0.02         $0.20           $0.29
  As restated                           $0.01           $0.07       $0.02         $0.27           $0.37

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company accounts for gas imbalances using the sales method. Under this method, revenue is recognized based on gas sold rather than the Company's proportionate share of gas produced. At December 31, 2002 and 2001, the Company does not have a significant imbalance position.

Revenues from the purchase, sale and transportation of purchased natural gas are recognized when transported volumes are delivered. Effective with the 2001 sale of the Kansas gas gathering systems, the Company no longer purchases natural gas.

The Company recognizes oil sales on delivery. Oil is picked up by the purchasers from tanks located on or near our leases. Delivery is verified from run tickets completed by the truck drivers.

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

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average common shares outstanding for the period, including 139,590 shares now held in treasury that were outstanding for 357 days during 2002. Diluted earnings per share reflects the potential dilution that could occur if common stock options were exercised and preferred stock was converted into common stock. Diluted earnings per share includes 27,032 shares presumed to be issued under the treasury stock method for outstanding stock options and excludes 742,200 shares underlying stock options that had exercise prices higher than the market price of the Company's common stock at December 31, 2002. However, basic and diluted earnings per share are the same for 2002 and 2001.

3. RELATED PARTY TRANSACTIONS

         The Company has a cost and expense sharing agreement with Benson Mineral Group, Inc. ("BMG"), a privately held Oklahoma corporation. The Company's Chairman of the Board and President is also the President, a Director and sole shareholder of BMG. Pursuant to the cost and expense sharing agreement, the Company has agreed to compensate BMG for office rent, personnel costs and other overhead and administrative expenses associated with the operation of its business based upon actual use of the facilities and personnel by the Company. During the year ended December 31, 2002, the Company was charged $361,029 by BMG under this arrangement, of which $250,437 related to personnel costs and $110,592 related to office rent and other overhead and administrative expenses. At December 31, 2002, $31,501 was payable to BMG. During the year ended December 31, 2001, the Company was charged $206,963 by BMG under this arrangement, of which $95,084 related to personnel costs and $111,879 related to office rent and other overhead and administrative expenses. At December 31, 2001,

                United States Exploration, Inc. and Subsidiaries

$31,048 was payable to BMG. From January 1, 2001 through July 31, 2001, all employees were on the Company's payroll and on August 1, 2001, five employees were transferred to the BMG payroll. The Company billed BMG $71,415 in 2002 and $156,629 in 2001 for time spent by Company employees on business affairs of BMG, which has been netted against general and administrative expenses in the accompanying statements of operations. The cost and expense sharing agreement is effective until 60 days after BMG gives written notice to the Company of termination of the cost sharing agreement. However, BMG has indicated that the Company can terminate the cost and expense sharing agreement at any time.

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

                                                             DECEMBER 31,
                                                        2002              2001
                                                    ------------      ------------
Capitalized costs:
   Oil and gas properties                           $ 62,582,792      $ 49,734,460
   Accumulated depreciation, depletion,
     amortization and valuation allowance            (36,449,027)      (33,716,999)
                                                    ------------      ------------
Net capitalized costs                               $ 26,133,765      $ 16,017,461
                                                    ============      ============

Results of operations for producing activities:
   Oil and gas sales                                $ 10,090,635      $ 12,148,964
   Production costs                                   (2,743,270)       (2,463,770)
   Depreciation, depletion and amortization           (2,750,928)       (2,446,484)
                                                    ------------      ------------
Results of operations from producing activities
   (excluding overhead expenses)                    $  4,596,437      $  7,238,710
                                                    ============      ============

                                                      DECEMBER 31,
                                                  2002             2001
                                              ------------     ------------
Amortization per equivalent physical unit
   (barrels) of production                    $       5.01     $       4.71
                                              ============     ============

Costs incurred in oil and gas acquisition and development activities are as follows:

                               DECEMBER 31,
                          2002             2001
                      ------------     ------------
Development costs     $ 13,367,234     $  4,403,758
                      ============     ============

Acquisition costs     $          0     $  1,983,720
                      ============     ============


4. OIL AND GAS PROPERTIES (CONTINUED)

Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets were issued by the Financial Accounting Standards Board in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.

One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties as intangible assets on our consolidated balance sheets. In addition, the disclosures required by SFAS 141 and 142 relative to intangibles would be included in the notes to the consolidated financial statements. Historically, we like many other oil and gas companies, have included these rights as part of oil and gas properties, even after SFAS 141 and 142 became effective.

As it applies to companies like us that have adopted full cost accounting for oil and gas activities, we understand that this interpretation of SFAS 141 and 142 would only affect our balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and all of our unproved oil and gas leaseholds. We would not be required to reclassify proved reserve leasehold acquisitions prior to June 30, 2001 because we did not separately value or account for these costs prior to the adoption date of SFAS 141. Our results of operations and cash flows would not be affected, since these oil and gas

                United States Exploration, Inc. and Subsidiaries mineral rights held under lease and other contractual arrangements representing the right to extract oil and gas reserves would continue to be amortized in accordance with full cost accounting rules.

As of December 31, 2002, we had undeveloped leaseholds of approximately $110,000, that would be classified on our consolidated balance sheet as "intangible undeveloped leasehold" if we applied the interpretation discussed above. We have not acquired any developed leaseholds after June 30, 2001.

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

7. NEOSHO COUNTY, KANSAS PROJECT

On March 1, 2001, the Company's Board of Directors approved the purchase of an oil and gas project from BMG located in Neosho County, Kansas. The Chairman of the Company's Board of Directors, being the President of BMG, abstained from the Board's vote on this matter. The purchase price of the property was BMG's cost basis in the property. On June 14, 2001, the Company sold its interest in this project for approximately $6 million. The costs of the nonproducing properties contained in this project were not included in the amortizable portion of the Company's full cost pool of oil and gas property and equipment. The proceeds were included as a reduction of the Company's full cost pool of oil and gas property and equipment on the balance sheet.

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

9. INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                     2002              2001
                                                 ------------      ------------
Deferred tax assets:
   Net operating loss carryforwards              $  2,787,092      $  2,995,833
   Oil and gas properties--tax basis
     exceeds book basis                             1,675,977         2,368,989
   Depreciation on equipment                          (14,069)          (18,030)
                                                 ------------      ------------
                                                    4,449,000         5,346,792
   Less valuation allowance                                --        (5,346,792)
                                                 ------------      ------------
Net deferred amount                                 4,449,000                --
                                                 ------------      ------------
Less: current portion                               1,682,725                --
                                                 ------------      ------------
Noncurrent portion                               $  2,766,275      $         --
                                                 ============      ============

During 2002, the Company reassessed its ability to generate sufficient taxable income in the future to utilize its net operating loss carryforwards and other deferred tax assets. These deferred tax assets have generally been fully covered by a valuation allowance of an equal amount. During the past three years, including 2002, the Company has generated operating profits of approximately $7.9 million. Due to the current strength of oil and gas prices and the Company's recent and expected continued success in its developmental drilling program, it now believes that it is more likely than not that it will generate sufficient taxable income to fully utilize these deferred tax assets.

                United States Exploration, Inc. and Subsidiaries

9. INCOME TAXES (CONTINUED)

The effective tax rate on the Company's earnings differed from the federal statutory tax rates for the following reasons:

                                                        DECEMBER 31,
                                                   2002              2001
                                               ------------      ------------
Expected federal income tax expense at the
   statutory rate of 35%                       $    907,282      $  1,439,979
Net operating loss carryforwards utilized        (5,434,049)       (1,563,406)
Effect of state income taxes                         77,767           123,427
                                               ------------      ------------
Income tax expense (benefit)                   $ (4,449,000)     $         --
                                               ============      ============

The net operating loss carryforwards available to the Company for income tax purposes are as follows:

EXPIRATION DATES
      2018               $  305,312
      2019                7,029,141
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

                United States Exploration, Inc. and Subsidiaries

15. OIL AND GAS INFORMATION (UNAUDITED)

The estimates of the Company's proved oil and gas reserves are based upon evaluations prepared by Netherland Sewell & Associates, Inc., independent petroleum engineers as of December 31, 2002 and 2001. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas.

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

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                     RELATING TO PROVED RESERVES (UNAUDITED)

                                                           DECEMBER 31,
                                                     2002                2001
                                                --------------      --------------
Future cash inflows                             $  255,633,400      $  117,421,700
Future production costs                            (74,727,000)        (46,352,100)
Future development costs                           (27,077,700)        (23,379,200)
Future income tax expenses                         (56,373,159)        (15,126,519)
                                                --------------      --------------
Future net cash flows                               97,455,541          32,563,881
10% annual discount for estimated timing of
   cash flows                                      (45,225,113)        (15,403,104)
                                                --------------      --------------
Standardized measure of discounted future
   net cash flows                               $   52,230,428      $   17,160,777
                                                ==============      ==============

                United States Exploration, Inc. and Subsidiaries

15. OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

                                                         YEAR ENDED DECEMBER 31,
                                                        2002                2001
                                                   --------------      --------------
Amount at beginning of period                      $   17,160,777      $  133,387,384

Net changes in prices and production costs             47,153,302        (185,205,533)
Changes in future development costs                    (8,680,913)         18,176,994
Revisions of previous quantity estimates               11,784,009         (24,023,355)
Extensions and discoveries                              6,124,699           1,204,500
Net change in income taxes                            (21,892,950)         70,855,597
Sales of minerals in place                               (500,000)           (400,000)
Sales and transfers of oil and gas production,
   net of production costs                             (7,347,365)         (9,685,194)
Previously estimated development costs incurred         7,733,000           6,597,600
Accretion of discount                                   1,716,077          13,338,738
Other                                                  (1,020,208)         (7,085,954)
                                                   --------------      --------------
                                                       35,069,651        (116,226,607)
                                                   --------------      --------------
Amount at end of period                            $   52,230,428      $   17,160,777
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

         10.19(14)         Amendment to Directors Fee Stock Plan, dated February
                           20, 2003.


         23.1(15) Consent of Ernst & Young LLP, independent certified public accountants, to incorporation of this report by reference into the Company's Registration
                           Statements on Form S-8 (Registration Nos. 333-60983 and 333-47666).

         23.2(15) Consent of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists, to incorporation of this report by reference into the Company's Registration Statement on Form S-8
                           (Registration Nos. 333-60983 and 333-47666).

         24(15)            Powers of Attorney.

         31.1(15) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

         31.2(15) Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

         32.1(15)          Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2(15)          Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

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

         (14) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 2002 as originally filed and incorporated herein by reference.

         (15)     Filed herewith.