Form 10QSB/A
period 2003-09-30
UNITED STATES EXPLORATION INC
filed 2004-01-15
CIK 847074

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A

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

                         UNITED STATES EXPLORATION, INC.


                                      Index

                                                                                                               Page
                                                                                                               ----

Part I - FINANCIAL INFORMATION

         Item 1     Financial Statements................................................................          4
         Item 2     Management's Discussion and Analysis or Plan of Operation...........................         12
         Item 3     Controls and Procedures.............................................................         21

Part II - OTHER INFORMATION.............................................................................         22

SIGNATURES..............................................................................................         24



                                EXPLANATORY NOTE

         The Company is filing this Amendment No. 1 to Quarterly Report on Form 10-QSB/A to restate its unaudited financial statements for the nine months ended September 30, 2003 and 2002 and to revise certain disclosures in response to comments received from the Staff of the Division of Corporation Finance of the United States Securities and Exchange Commission in connection with the Staff's review of the Company's preliminary proxy statement on Schedule 14A filed on October 8, 2003 to solicit shareholder approval of the proposed merger between the Company and a wholly owned subsidiary of U.S. Exploration Holdings, Inc.

         The restatement relates to the manner in which the Company accounted for the sale of an oil and gas project located in Neosho County, Kansas in June 2001 and to the recognition of contracting and operating fees during 2003, 2002 and 2001. The details of the restatement are presented in Note 1 of the Notes to Financial Statements.

         The Items of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 which are amended by this Amendment No. 1 are as follows: Item 1 - Financial Statements (including the Notes to Financial Statements); and Item 2 - Management's Discussion and Analysis or Plan of Operation. All other Items contained within this Amendment No. 1 are unchanged from the Company's Quarterly Report on Form 10-QSB for the nine months ended September 30, 2003. This Amendment No. 1 does not reflect events occurring after November 14, 2003, the filing date of the original Form 10-QSB, and the Company recommends that you red this report in conjunction with the Company's reports filed after that date.

                         UNITED STATES EXPLORATION, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                           SEPTEMBER 30     DECEMBER 31,
                                                                               2003             2002
                                                                           ------------     ------------
                                                                            (UNAUDITED)       RESTATED
                                                                             RESTATED

CURRENT ASSETS
  Cash & cash equivalents                                                  $    627,400     $    475,607
  Accounts receivable                                                         3,096,290        2,498,424
  Due from related parties                                                       30,402            6,489
  Inventory                                                                      14,377           13,891
  Prepaid expenses & deposits                                                   140,760           69,862
  Deferred tax asset-current                                                  1,588,262        1,682,725
                                                                           ------------     ------------

      Total current assets                                                    5,497,491        4,746,998

PROPERTY AND EQUIPMENT, AT COST, NET:
  Oil and gas prop. & equip., full cost method                               27,768,644       26,133,765
  Other equipment and leasehold improvements                                     98,631          136,946
                                                                           ------------     ------------

                                                                             27,867,275       26,270,711

OTHER ASSETS
  Loan costs, less accumulated amortization of $56,486 at September
   30, 2003 and $40,405 at December 31, 2002                                      7,112           23,192
  Deferred tax asset                                                          1,846,825        2,766,275
                                                                           ------------     ------------

                                                                              1,853,937        2,789,467
                                                                           ------------     ------------

    Total assets                                                           $ 35,218,703     $ 33,807,176
                                                                           ============     ============

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           SEPTEMBER 30       DECEMBER 31,
                                                                                               2003                2002
                                                                                           -------------      -------------
                                                                                             (UNAUDITED)         RESTATED
                                                                                              RESTATED

CURRENT LIABILITIES
  Accounts payable                                                                         $   1,290,881      $   2,260,498
  Revenues payable                                                                             1,299,136          1,055,918
  Taxes payable                                                                                1,689,675          1,311,864
  Accrued liabilities                                                                            177,821            198,814
  Due related parties                                                                             11,875             31,501
  Accrued interest                                                                                    --                791
                                                                                           -------------      -------------

   Total current liabilities                                                                   4,469,388          4,859,386

NON CURRENT LIABILITIES
  Oil & gas price swaps obligation                                                             2,973,568                 --
  Asset retirement obligations                                                                   799,638                 --
  Note payable-Bank                                                                                   --          3,632,700
                                                                                           -------------      -------------

  Total non-current liabilities                                                                3,773,206          3,632,700
                                                                                           -------------      -------------

Total Liabilities                                                                              8,242,594          8,492,086

STOCKHOLDERS' EQUITY
  Common stock-$.0001 par value
    Authorized-500,000,000 shares issued and outstanding-18,879,529 shares at
    September 30, 2003 (including 139,590 shares in treasury) and 18,855,906
    shares at December 31, 2002 (including 139,590 shares in treasury)                             1,887              1,885
  Capital in excess of par                                                                    36,768,208         36,726,710
  Accumulated deficit                                                                         (7,729,822)       (11,192,953)
  Accumulated other comprehensive income (loss)                                               (1,843,612)                --
                                                                                           -------------      -------------

                                                                                              27,196,661         25,535,642
Less 139,590 shares held in treasury, at cost                                                   (220,552)          (220,552)
                                                                                           -------------      -------------
    Total stockholders' equity                                                                26,976,109         25,315,090
                                                                                           -------------      -------------

Total liabilities & stockholders' equity                                                   $  35,218,703      $  33,807,176
                                                                                           =============      =============

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS        THREE MONTHS       NINE MONTHS         NINE MONTHS
                                                         ENDED              ENDED              ENDED               ENDED
                                                  SEPTEMBER 30, 2003  SEPTEMBER 30, 2002  SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                                  ------------------  ------------------  ------------------  ------------------
                                                       RESTATED            RESTATED            RESTATED           RESTATED
REVENUES
   Sale of oil and gas                                $   4,596,742      $   2,171,609      $  13,299,067      $   7,198,678

                                                          4,596,742          2,171,609         13,299,067          7,198,678
COSTS & EXPENSES
   Accretion-retirement obligations                          13,296                 --             39,888                 --
   Production costs-oil and gas                           1,013,134            631,670          2,857,500          1,934,711
   Depletion, depreciation, and amortization                901,580            640,746          2,852,116          1,990,527
   General and administrative expenses                      580,466            494,375          1,624,124          1,422,959
                                                      -------------      -------------      -------------      -------------
                                                          2,508,476          1,766,791          7,373,628          5,348,197

   Earnings from operations                               2,088,266            404,818          5,925,439          1,850,481

OTHER INCOME (EXPENSE)
   Interest income                                               --              1,640                 --             30,426
   Interest expense                                         (11,328)            (9,842)           (80,995)           (16,161)
   Other                                                         --                 --                 --             (4,964)
                                                      -------------      -------------      -------------      -------------

                                                            (11,328)            (8,202)           (80,995)             9,301
                                                      -------------      -------------      -------------      -------------

Income before taxes                                       2,076,938            396,616          5,844,444          1,859,782
   Deferred Income taxes                                    824,236                 --          2,255,798                 --
                                                      -------------      -------------      -------------      -------------

Income before cumulative effect of change
  in accounting principle                                 1,252,702            396,616          3,588,646          1,859,782

   Cumulative effect of change in accounting
       principle                                                 --                 --           (125,515)                --
                                                      -------------      -------------      -------------      -------------

Net income                                            $   1,252,702      $     396,616      $   3,463,131      $   1,859,782
                                                      =============      =============      =============      =============

Basic earnings per common share:

Income before cumulative effect of change in
  accounting principle                                $        0.07      $        0.02      $        0.19      $        0.10
                                                      =============      =============      =============      =============
Cumulative effect of change in accounting principle   $        0.00      $        0.00      $        0.01      $        0.00
                                                      =============      =============      =============      =============
Net Income                                            $        0.07      $        0.02      $        0.18      $        0.10
                                                      =============      =============      =============      =============
Weighted average common shares outstanding               18,739,939         18,885,906         18,739,939         18,855,906
                                                      =============      =============      =============      =============

Diluted earnings per common share:

Income before cumulative effect of change in
  accounting principle                                $        0.07      $        0.02      $        0.19      $        0.10
                                                      =============      =============      =============      =============
Cumulative effect of change in accounting principle   $        0.00      $        0.00      $        0.01      $        0.00
                                                      =============      =============      =============      =============
Net Income                                            $        0.07      $        0.02      $        0.18      $        0.10
                                                      =============      =============      =============      =============
Weighted average common shares outstanding               18,891,167         18,885,906         18,846,350         18,891,965
                                                      =============      =============      =============      =============

See accompanying notes.

                         UNITED STATES EXPLORATION, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                   September 30, 2003   September 30, 2002
                                                                   ------------------   ------------------
                                                                         Restated            Restated
CASH FLOWS FROM OPERATIONS
         Net Income                                                  $    3,463,131      $    1,859,782

         Adjustments to reconcile net earnings to
         net cash provided by operating activities:
           Cumulative effect of recognition of asset
             retirement obligations                                         125,515                  --
           Accretion of asset retirement obligation                          39,888                  --
           Depreciation, depletion and amortization                       2,852,116           1,990,527
           Stock issued as compensation                                      41,500              43,000
           Deferred income tax expense                                    2,220,798                  --
           Decrease (increase) in accounts receivable (net)                (597,866)            184,496
           Decrease (increase) in due from related parties                  (23,913)              2,252
           Increase in inventory                                               (486)                 --
           Decrease (increase) in prepaid expenses &
             deposits                                                       (70,898)            337,302
           Decrease in accounts payable and
             accrued expenses                                              (370,372)           (559,533)
           Decrease in due to related parties                               (19,626)            (16,075)
           Provision for doubtful accounts                                        0              47,263
                                                                     --------------      --------------

         Net cash provided by operating activities                        7,659,787           3,889,014

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                          (3,948,794)         (9,653,444)
           Proceeds from sale of properties and equip                        73,500             500,000
                                                                     --------------      --------------

         Net cash used in investing activities                           (3,875,294)         (9,153,444)

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of Notes Payable                                   (14,080,500)         (1,935,800)
           Proceeds from Debt                                            10,447,800           3,929,600
                                                                     --------------      --------------

         Net Cash provided (used) in Financing Activities                (3,632,700)          1,993,800

Net increase (decrease) in cash and cash equivalents                        151,793          (3,270,630)

Cash and cash equivalents-beginning of period                               475,607           3,742,701
                                                                     --------------      --------------

Cash and cash equivalents-end of period                              $      627,400      $      472,071
                                                                     ==============      ==============

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

Restatement of 2003, 2002 and 2001 Financial Statements

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

         As a result of the above analysis, the Company has restated its 2001 financial statements to remove the $4,027,835 gain from this sale from the income statement and credit the proceeds to the full-cost pool. It also lowered the amortization rate applied to the full-cost pool based on actual production since the date of the sale which had the impact of lowering the Company's depletion, depreciation, and amortization expense in 2001, 2002 and 2003.

         In addition, the Company incorrectly recognized as revenue contracting and operating fees in 2001, 2002, and 2003. The Company reversed these fees in its 2001, 2002, and 2003 financial statements by a combination of crediting the full cost pool and reducing general and administrative costs.

         The net effect of the adjustments described above on the 2002 and 2003 financial statements as reported in the Company's quarterly reports on Form 10-QSB is as follows:

                                    Quarter        Quarter         Quarter          Quarter          Quarter          Quarter
                                    Ended          Ended           Ended            Ended            Ended            Ended
                                    31-Mar-2002    30-Jun-2002     30-Sep-2002      31-Mar-2003      30-Jun-2003      30-Sep-2003
                                    -----------    ------------    -------------    -------------    -------------    -------------
Income statement effect:
Net income as originally reported   $   127,561    $  1,214,337    $     361,606    $   1,029,890    $   1,101,634    $   1,225,053
                                    -----------    ------------    -------------    -------------    -------------    -------------

Decrease in amortization rate            70,147          69,321           66,014           63,022           63,373           59,286

Reversal of drilling income              (4,317)        (13,883)         (31,004)          (2,033)          (1,167)          (2,416)

Deferred income tax expense                                                               (23,086)         (21,204)         (29,221)
                                    -----------    ------------    -------------    -------------    -------------    -------------
Net income as restated              $   193,391    $  1,269,775    $     396,616    $   1,067,793    $   1,142,636    $   1,252,702

Basic earnings per share
  As originally reported            $      0.01    $       0.06    $        0.02    $        0.05    $        0.06    $        0.07
  As restated                       $      0.01    $       0.07    $        0.02    $        0.06    $        0.06    $        0.07

Diluted earnings per share
  As originally reported            $      0.01    $       0.06    $        0.02    $        0.05    $        0.06    $        0.06
  As restated                       $      0.01    $       0.07    $        0.02    $        0.06    $        0.06    $        0.07


                                       As of                   As of
                                    31-Dec-2002             30-Sep-2003
                                    -----------             ------------
Balance sheet effect:

Total assets:
  As originally reported            $ 36,165,618            $ 37,470,591
  As restated                         33,807,176              35,218,703

Total shareholders' equity:
  As originally reported            $ 27,673,532            $ 29,227,997
  As restated                         25,315,090              26,976,109

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock options were exercised. Diluted earnings per share includes 151,228 shares in the third quarter of 2003, no shares in the third quarter of 2002, 106,411 shares in the first nine months of 2003 and 36,099 shares in the first nine months of 2002 presumed to be issued under the treasury stock method for outstanding stock options. Shares underlying stock options excluded because the exercise price was higher than market price for the Company's common stock were 712,200 for the third quarter of 2003 and 1,021,399 for the third quarter of 2002. The impact of dilution on earnings per share was less than one cent for all periods presented.

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

                                                                          APPLICABLE
                            OUTSTANDING BALANCE                          INTEREST RATE
                           -----------------------                     -----------------
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

NOTE 6 - INCOME TAXES

During the first nine months of 2003, the Company estimates it has utilized $2,220,798 of the tax benefit of its net operating loss carryforward and has paid $35,000 as an estimate of federal alternative minimum taxes that may be due for the year 2003.

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

                                                Third Quarter                   First Nine Months
                                        -----------------------------     -----------------------------
                                            2002             2003             2002             2003
                                        ------------     ------------     ------------     ------------
     Pro Forma:

     Net income                         $    384,190     $  1,252,702     $  1,727,804     $  3,588,646

     Net income per common share        $       0.02     $       0.07     $       0.07     $       0.19

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

INTRODUCTION

Restatement of 2003, 2002 and 2001 Financial Statements

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

         As a result of the above analysis, the Company has restated its 2001 financial statements to remove the $4,027,835 gain from this sale from the income statement and credit the proceeds to the full-cost pool. It also lowered the amortization rate applied to the full-cost pool based on actual production since the date of the sale which had the impact of lowering the Company's depletion, depreciation, and amortization expense in 2001, 2002 and 2003.

         In addition, the Company incorrectly recognized as revenue contracting and operating fees in 2001, 2002, and 2003. The Company reversed these fees in its 2001, 2002, and 2003 financial statements by a combination of crediting the full cost pool and reducing general and administrative costs.

         The net effect of the adjustments described above on the 2002 and 2003 financial statements as reported in the Company's quarterly reports on Form 10-QSB is as follows:


                                   Quarter         Quarter         Quarter         Quarter         Quarter         Quarter
                                   Ended           Ended           Ended           Ended           Ended           Ended
                                   31-Mar-2002     30-Jun-2002     30-Sep-2002     31-Mar-2003     30-Jun-2003     30-Sep-2003
                                   -------------   -------------   -------------   -------------   -------------   -------------
Income statement effect:
Net income as originally reported  $     127,561   $   1,214,337   $     361,606   $   1,029,890   $   1,101,634   $   1,225,053
                                   -------------   -------------   -------------   -------------   -------------   -------------

Decrease in amortization rate             70,147          69,321          66,014          63,022          63,373          59,286

Reversal of drilling income               (4,317)        (13,883)        (31,004)         (2,033)         (1,167)         (2,416)

Deferred income tax expense                                                              (23,086)        (21,204)        (29,221)
                                   -------------   -------------   -------------   -------------   -------------   -------------

Net income as restated             $     193,391   $   1,269,775   $     396,616   $   1,067,793   $   1,142,636   $   1,252,702

Basic earnings per share
  As originally reported           $        0.01   $        0.06   $        0.02   $        0.05   $        0.06   $        0.07
  As restated                      $        0.01   $        0.07   $        0.02   $        0.06   $        0.06   $        0.07

Diluted earnings per share
  As originally reported           $        0.01   $        0.06   $        0.02   $        0.05   $        0.06   $        0.06
  As restated                      $        0.01   $        0.07   $        0.02   $        0.06   $        0.06   $        0.07

                                             As of             As of
                                          31-Dec-2002       30-Sep-2003
                                          -----------       -----------
Balance sheet effect:

Total assets:
  As originally reported                  $36,165,618       $37,470,591
  As restated                              33,807,176        35,218,703

Total shareholders' equity:
  As originally reported                  $27,673,532       $29,227,997
  As restated                              25,315,090        26,976,109


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

Capital Expenditures

         Our capital expenditures for the third quarter of 2003 were $1,142,064 and were $3,948,794 for the first nine months of 2003. These capital expenditures consist primarily of costs incurred in the continuing development of our oil and gas properties.

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

         Cash flow from operations was $7,659,787 for the first nine months of 2003 compared to $3,889,014 for the first nine months of 2002. This increase was driven by higher prices and increased volumes which generally created the increase in net income, the utilization of our NOL and an increase in our depreciation, depletion and amortization expense partially offset by increases in working capital as a result of our expanded operations.

Property Sales

         In July of 2003, we sold our interest in a producing oil unit for $73,500.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2003

         We realized net income of $1,252,702 or $0.07 per share for the third quarter of 2003 compared to $396,616 or $0.02 per share for the third quarter of 2002. Higher oil and gas prices in 2003 and increased production levels resulting from the wells drilled in 2002 were partially offset by increased production costs, increased depletion, depreciation and amortization expense and by the provision for deferred income taxes in the third quarter of 2003.

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

         Depletion, depreciation and amortization expense increased from $640,746 for the third quarter of 2002 to $901,580 for the third quarter of 2003 because of increased production and because of the increased rate per equivalent barrel established from evaluations prepared by independent petroleum engineers as of December 31, 2002. The rate per equivalent barrel used in the expense calculation was $4.71 for the third quarter of 2002 and $5.49 for the third quarter of 2003.

         General and administrative expenses increased $86,091, from $494,375 for the third quarter of 2002 to $580,466 for the third quarter of 2003. There were $137,859 of expenses in the third quarter of 2003 directly related to the proposed merger.

         Interest expense of $11,328 for the third quarter of 2003 compares to $9,842 for the third quarter of 2002 and reflects borrowings under our credit facility. We had no borrowings at June 30, 2002 but began to borrow again during the third quarter of 2002. During the third quarter of 2003 we again reduced our borrowings to zero.

         Deferred income tax expense for the third quarter was $789,236. See "Income Taxes" below.

Nine Months Ended September 30, 2003

         We realized net income of $3,463,131 or $0.18 per share for the first nine months of 2003, as compared to $1,859,782 or $0.10 per share for the first nine months of 2002. Higher gas prices and increased production levels during the first nine months of 2003, less increased production costs, increased depletion, depreciation and amortization expense and the charge for deferred income taxes, are the significant reasons for the higher net income in the first nine months of 2003. The first nine months of 2003 also included a charge of $125,515 or $0.01 per share relating to the change in accounting principle for asset retirement obligations described in Note 7 to the financial statements.

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

         Depletion, depreciation and amortization expense increased from $1,990,527 for the first nine months of 2002 to $2,852,116 for the first nine months of 2003 because of increased production levels and because of the increased rate per equivalent barrel established from evaluations prepared by independent petroleum engineers as of December 31, 2002. The rate per equivalent barrel used in the expense calculation was $4.71 for the first nine months of 2002 and $5.49 for the first nine months of 2003.

         Deferred income tax expense for the first nine months of 2003 was $2,220,798. See "Income Taxes" below.

         General and administrative expenses for the first nine months of 2002 were $1,422,959. General and administrative costs for the first nine months of 2003 were $1,624,124 and include $220,582 of expenses directly related to the proposed merger.

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

INCOME TAXES

         During the fourth quarter of 2002 we recognized an income tax benefit of $4,449,000 resulting from the reversal of a valuation allowance previously recorded for our net operating loss carryforwards and other deferred tax assets. We continue to believe that it is more likely than not that we will generate sufficient taxable income to fully utilize these deferred tax assets. In the third quarter of 2003, we estimate we utilized $789,236 of the tax benefits of these net operating loss carryforwards ($2,220,798 for the nine months ended September 30, 2003) and we estimate that we will use $1,588,262 of the remaining tax benefits of the net operating loss carryforwards in the twelve month period ending September 30, 2004. We also provided $35,000 as an estimate of federal alternative minimum taxes which may be due for 2003. The effective federal and state tax rate for 2002 was 38% and we estimate the effective tax rate for 2003 to be 38%. In the third quarter of 2003, $1,129,956 in deferred tax assets were established in connection with the hedge transaction described in Note 9 of Notes to Financial Statements.

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

                                    UNITED STATES EXPLORATION, INC.


Date: January 15, 2004              By: /s/ Bruce D. Benson
                                       -----------------------------------------
                                        Bruce D. Benson, President,
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date: January 15, 2004              By: /s/ F. Michael Murphy
                                       -----------------------------------------
                                        F. Michael Murphy, Vice President,
                                        Secretary and Chief Financial Officer
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